Form 10QSB
period 2001-03-31
PORTAGE PARTNERS LTD
filed 2001-06-14
CIK 1094656

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001

    [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
                          EXCHANGE ACT

                Commission file Number 0 - 32281
                      PORTAGE PARTNERS LTD.
 Exact name of small business issuer as specified in its charter

     Nevada                          76-0616473
 (State or other jurisdiction of    I.R.S. Employer
 incorporation or organization)     Identification No.


             2400 Loop 35, #1502, Alvin Texas 77511
             (Address of principal executive office)

                        (281) 331-5580
                   Issuer's telephone number


                               NA
     (Former name, former address and former fiscal year, if
                   changed since last report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PAST FIVE YEARS

  Check whether the registrant filed all documents and reports required
   To be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
   Securities under a plan confirmed by a court.  Yes ____  No
                              ____

              APPLICABLE ONLY TO CORPORATE ISSUERS
      State the number of shares outstanding of each of the
                            Issuer's
    common equity as of the last practicable date: 1,350,000
                             shares

    Transitional Small Business Disclosure Format (check one)
                        Yes ___  No    X




                             PART I

                      FINANCIAL INFORMATION

Item 1.     Financial Statements.

       The unaudited financial statements for the quarter ended
       March 31, 2001 are attached hereto as Exhibit A

Item 2.     Management's Discussion and Analysis or Plan of
            Operation.

Portage Partners Ltd. has a three-year license to market and sell vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of
customers.   All of these individuals and organizations will
order their products via the Internet for sale to their clients. The license will be automatically renewed unless Portage Partners or VitaMineralHerb.com gives the other notice of its intent not to renew.

As a licensee of VitaMineralHerb.com, Portage Partners Ltd. eliminates the need to develop products, store inventory, build and maintain a website, establish banking liaisons, and develop a fulfillment system, thereby enabling us to focus strictly on marketing and sales. Portage Partners Ltd. plans to target health and fitness professionals in Tennessee and Arkansas who wish to offer health and fitness products to their customers.

Portage Partners (and its customers) will have access to all products offered on the VitaMineralHerb.com website, as well as the ability to order custom-formulated and custom-labeled products. VitaMineralHerb.com sets the price for products based on the manufacturer's price, plus a markup which provides a 10% commission to VitaMineralHerb.com and a profit for Portage Partners Ltd.


 (b) Managements discussion and analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Portage Partners Ltd. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending March 31, 2000 reflects current assets of $ 52 in the form of cash, and total assets of $52.

We will carry out our plan of business as discussed above. We cannot predict to what extent liquidity and capital resources will be diminished prior to the consummation of a business combination.

We believe that our existing capital will be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available.

 Irrespective of whether the cash assets prove to be inadequate to meet operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.


PART II

OTHER INFORMATION
Item 1.   Legal Proceedings

     None

Item 2.   Changes in Securities

     None

Item 3.   Defaults Upon Senior Securities

     Not Applicable

Item 4.   Submission of Matters to a Vote of Securities Holders

     None

Item 6.   Exhibits and Reports on Form 8K

     None


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              PORTAGE PARTNERS LTD.


     Dated June 14, 2001       /S/ Dorothy A. Mortenson
                                   Dorothy A. Mortenson,
                                   Secretary and Director



                            EXHIBIT A




                      PORTAGE PARTNERS LTD.








         FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD
   ENDING MARCH 31, 2001 AND THE YEAR ENDED DECEMBER 31, 2000
                    (PREPARED BY MANAGEMENT)
                      PORTAGE PARTNERS LTD.

                         BALANCE SHEETS
           AS AT MARCH 31, 2001 AND DECEMBER 31, 2000
                    (PREPARED BY MANAGEMENT)

                             ASSETS

                                   MARCH               DECEMBER
                                   31, 2001            31, 2000
                                   UNAUDITED           AUDITED

CURRENT ASSETS                      $   0             $    0

OTHER ASSETS
     LICENSE RIGHTS                     0                  0

TOTAL ASSETS                            0                  0

              LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES:
     DUE TO RELATED PARTY           1,200              1,200

TOTAL CURRENT ASSETS                1,200              1,200


STOCKHOLDERS' EQUITY:
    COMMON STOCK, $0.001 PAR
    VALUE; 25,000,000 SHARES
   AUTHORIZED,  4,500000 SHARES
   ISSUED AND OUTSTANDING           4,500              4,500

         ADDITIONAL PAID-IN CAPITAL    75                 75
     DEEMED DIVIDEND RE:
     PURCHASE OF LICENSE RIGHTS    (2,000)            (2,000)

     DEFICIT ACCUMULATED DURING
     THE DEVELOPMENT STAGE        ( 3,775)           ( 3,775)


TOTAL STOCKHOLDERS' EQUITY         (1,200)            (1,200)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY              $     0        $         0



                      PORTAGE PARTNERS LTD.

                    STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED MARCH 31, 2001
          AND FOR THE PERIOD ENDING DECEMBER, 31, 2000
                    (PREPARED BY MANAGEMENT)

                                   MARCH             DECEMBER
                                   31, 2001          31, 2000
                                   UNAUDITED         AUDITED

REVENUES:                           $    0            $    0

OPERATING EXPENSES:

     PROFESSIONAL FEES                   0             3,365
     OFFICE EXPENSE                      0               410

TOTAL OPERATING EXPENSES                 0             3,775

NET (LOSS) FOR THE PERIOD             (  0)           (3,775)

 NET (LOSS) PER SHARE                (0.00)            (0.00)


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING          4,500,000       4,500,000



                      PORTAGE PARTNERS LTD.

                    STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDING MARCH 31, 2001
             AND THE YEAR ENDING  DECEMBER 31, 2000
                    (PREPARED BY MANAGEMENT)


                                        MARCH          DECEMBER
                                        31, 2001       31, 2000
                                        UNAUDITED      AUDITED
CASH FLOWS FROM (TO)
OPERATING ACTIVITIES:
     NET LOSS FOR THE PERIOD          $      0      $ ( 3,775)
     INCREASE IN ACCOUNTS PAYABLE            0          1,200

TOTAL CASH FLOWS FROM (TO) OPERATIONS        0        ( 2,575)

CASH FLOWS FROM (TO)
FINANCING ACTIVITIES:
     ISSUANCE OF COMMON STOCK                0          4,575
     DEEMED DIVIDEND RE: PURCHASE OF
     LICENSE RIGHTS                          0        ( 2,000)

TOTAL CASH FLOWS FROM (TO)
FINANCING ACTIVITIES                         0          2,575

NET INCREASE (DECREASE) IN CASH              0              0

CASH, BEGINNING OF PERIOD                    0              0


CASH, END OF PERIOD              $           0           $  0





             NOTES TO UNAUDITED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended December 31, 2000 financial statements of PORTAGE PARTNERS LTD. ("Registrant") included in the Form 10SB filed with the SEC by the Registrant.

The results of operations for the interim period shown in this report are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.