Form 10KSB/A
period 2001-08-31
PORTAGE PARTNERS LTD
filed 2001-09-19
CIK 1094656

U.S. Securities and Exchange Commission
                          Washington, DC 20549

                             FORM 10 K SB/A

[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                               ACT OF 1934

              For the fiscal year ended June 30, 2001

                       Commission File No. 0-32281

                          PORTAGE PARTNERS LTD.

Nevada                                            76-0616473
(State or other jurisdiction of                (IRS Employer
incorporation or organization)          Identification Number)

                      2400 LOOP 35 #1502, ALVIN, TX           77511
                 (Address of principal executive office)  (Zip code)

             Issuer's telephone number:      (281) 331-5580

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days. N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
Yes______    No______ Not applicable.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,500,000 SHARES COMMON STOCK

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

An officer of the Registrant provides office facilities at 2400 Loop 35 #1502Alvin Texas 77511. There is no charge for the use of these facilities. The Company maintains no other office and owns no real estate.

ITEM3.  LEGAL PROCEEDINGS

There are no legal proceedings in which the Company is involved.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June 30,2001.






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