Form 10QSB
period 2001-12-31
PORTAGE PARTNERS LTD
filed 2002-03-04
CIK 1094656

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2001

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




                             PART I

                      FINANCIAL INFORMATION

Item 1.     Financial Statements.

       The un-audited financial statements for the quarter ended
       December 31, 2001 are attached hereto as Exhibit A

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

Liquidity and Capital Resources

Portage Partners Ltd. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending December 31, 2001 reflects current assets of $ 0.00 in the form of cash, and total assets of $0.00.

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

                              PORTAGE PARTNERS LTD.


     Dated November 1, 2001             /S/ Dorothy A. Mortenson
                                   Dorothy A. Mortenson,
                              Secretary and Director



                            EXHIBIT A




                      PORTAGE PARTNERS LTD.








                      FINANCIAL STATEMENTS
                FOR THE THREE MONTH AND SIX MONTH
            PERIODS ENDING DECEMBER 31, 2001 AND 2000
                    (PREPARED BY MANAGEMENT)
                         PORTAGE PARTNERS LTD.

                             BALANCE SHEET
                   AS AT SEPTEMBER 30, 2001 AND 2000


                                ASSETS


CURRENT ASSETS                                         $         0
OTHER ASSETS
     LICENSE RIGHTS                                              0
TOTAL ASSETS                                                     0

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                        6,600

TOTAL CURRENT LIABILITIES                                  6,600
STOCKHOLDERS' EQUITY
     COMMON STOCK $0.001 PAR VALUE
     25,000,000 SHARES AUTHORIZED
     4,500,000 SHARES ISSUED AND
            OUTSTANDING                                    4,500
     ADDITIONAL PAID-IN CAPITAL                               75
     DEEMED DIVIDEND RE: LICENSE RIGHTS                   (2,000)
     DEFICIT ACCUMUILATED DURING THE DEVELOPMENT STAGE    (9,175)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                    (  6,600)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $      0


                SEE ATTACHED NOTES TO THESE STATEMENTS





                         PORTAGE PARTNERS LTD.

                        STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS AND SIX MONTHS
              PERIODS ENDING SEPTEMBER 30, 2001 AND 2000

                                      THREE MONTHS       SIX        MONTHS
                                       2001     2000     2001       2000


REVENUES                                 0        0        0          0

OPERATING EXPENSES
     OFFICE EXPENSES AND FILING FEES   400        0       1,700       0
     LEGAL AND ACCOUNTING              500        0       3,700       0


TOTAL OPERATING EXPENSES               900        0       5,400       0

NET (LOSS) FOR THE PERIOD             (900)       0      (5,400)      0

NET (LOSS) PER SHARE                  0.00     0.00        0.00     0.00


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING          4500000   4500000   4500000     4500000













                SEE ATTACHED NOTES TO THESE STATEMENTS
                         PORTAGE PARTNERS LTD.

                        STATEMENT OF CASH FLOWS
                          FOR THE THREE MONTH
              PERIODS ENDING SEPTEMBER 30, 2001 AND 2000


                                THREE MONTHS ENDED
                                             SEPTEMBER 30
                                                    2001        2000


CASH FLOWS FROM (TO)
OPERATING ACTIVITIES

     NET INCOME (LOSS)                        $  (   900)        $ 0
     NET INCREASE IN
     ACCOUNTS PAYABLE                                900           0

CASH FLOWS FROM (TO)
INVESTING ACTIVITIES                                   0           0

CASH FLOWS FROM (TO)
FINANCING ACTIVITIES                                   0           0


NET INCREASE (DECREASE IN CASH                         0           0

CASH BEGINNING OF PERIOD                               0           0

CASH END OF PERIOD                         $           0         $ 0










                SEE  ATTACHED NOTES TO THESE STATEMENTS


             NOTES TO UNAUDITED FINANCIAL STATEMENTS
                          (Un-audited)

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to related parties at September 30, 2001

Advances payable to an officer and shareholder
of Registrant represent advances, unsecured and
bearing no interest and due on demand             $6,600



Due to related parties                           $ 6,600