Form 10QSB
period 2002-03-31
PORTAGE PARTNERS LTD
filed 2002-05-16
CIK 1094656

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

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




                             PART I

                      FINANCIAL INFORMATION

Item 1.       Financial Statements.

The financial statements for the quarter ended March 31, 2002 are attached hereto as Exhibit A

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

Liquidity and Capital Resources

Portage Partners Ltd. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending March 31, 2002 reflects current assets of $ 0.00 in the form of cash, and total assets of $0.00.

We will carry out our plan of business as discussed above. We cannot predict to what extent liquidity and capital resources will be diminished prior to the consummation of a business combination.

We believe that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act. As a result a related party has advanced a total of $6,600 to cover audit and financial statement preparation and filing fees.

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

                              PORTAGE PARTNERS LTD.


     Dated May 1, 2002                  /S/ Dorothy A. Mortenson
                                   Dorothy A. Mortenson,
                              Secretary and Director



                            EXHIBIT A




                      PORTAGE PARTNERS LTD.








                      FINANCIAL STATEMENTS
                        AS MARCH 31, 2002
                     (PREPARED BY MANAGEMENT)
                         PORTAGE PARTNERS LTD.

                             BALANCE SHEET
                         AS AT MARCH 31, 2002


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


                SEE ATTACHED NOTES TO THESE STATEMENTS





                         PORTAGE PARTNERS LTD.

                        STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS AND NINE MONTHS
                PERIODS ENDING MARCH 31, 2002 AND 2001

                                      THREE MONTHS    NINE MONTHS
                                         2002 2001    2002   2001


REVENUES                                   0     0      0        0

OPERATING EXPENSES
     OFFICE EXPENSES AND FILING FEES       0     0    1,700      0
     LEGAL AND ACCOUNTING                  0     0    3,700      0


TOTAL OPERATING EXPENSES                   0     0    5,400      0

NET (LOSS) FOR THE PERIOD                  0     0   (5,400)     0

NET (LOSS) PER SHARE                   $ 0.00  $0.00  $0.00   $0.00


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING           4500000   4500000 4500000 4500000













                SEE ATTACHED NOTES TO THESE STATEMENTS
                         PORTAGE PARTNERS LTD.

                        STATEMENT OF CASH FLOWS
                          FOR THE THREE MONTH
                PERIODS ENDING MARCH 31, 2002 AND 2001


                                         NINE MONTHS ENDED
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










                SEE  ATTACHED NOTES TO THESE STATEMENTS


             NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    (PREPARED BY MANAGEMENT)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended June 30, 2001 as contained in the Form 10K SB filed with the commission.

The results of operations for the interim period shown in this report are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to related parties at March 31, 2002

Advances payable to an officer and shareholder of Registrant represent advances, unsecured and bearing no interest and due on demand $ 6,600

Due to related parties                $ 6,600