Form 10QSB
period 2002-09-30
PORTAGE PARTNERS LTD
filed 2003-06-25
CIK 1094656

United States
                  Securities and Exchange Commission
                         Washington, DC 20549

                              FORM 10Q SB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2002

       [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
                             EXCHANGE ACT

                   Commission file Number 0 - 32281

                        PORTAGE PARTNERS LTD..
    Exact name of small business issuer as specified in its charter

 Nevada                                 98-0219157
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




                                PART I

                         FINANCIAL INFORMATION

Item 1.     Financial Statements.




           FINANCIAL STATEMENTS FOR THE THREE MONTH PERIODS
                  ENDING SEPTEMBER 30, 2002 AND 2001
                       (PREPARED BY MANAGEMENT)
                         PORTAGE PARTNERS LTD.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                             BALANCE SHEET
                       AS AT SEPTEMBER 30, 2002


                                ASSETS

CURRENT ASSETS                               $           0


TOTAL ASSETS                                             0


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     DUE TO RELATED PARTY                              8,585

TOTAL CURRENT LIABILITIES                              8,585

STOCKHOLDERS' EQUITY
     COMMON STOCK $0.001 PAR VALUE
     25,000,000 SHARES AUTHORIZED
     6,500,000 SHARES ISSUED AND
            OUTSTANDING                               6,500
     ADDITIONAL PAID-IN
     CAPITAL                                             75

     DEEMED DIVIDEND RE:
     LICENSE RIGHTS                                  (2,000)
     DEFICIT ACCUMUILATED DURING
     THE DEVELOPMENT STAGE                          (11,160)
TOTAL STOCKHOLDERS'
EQUITY (DEFICIT)                                   (  6,585)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                            $         0


                SEE ATTACHED NOTES TO THESE STATEMENTS
                         PORTAGE PARTNERS LTD.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENT OF OPERATIONS
                          FOR THE THREE MONTH
              PERIODS ENDING SEPTEMBER 30, 2002 AND 2001

                                      THREE MONTHS ENDED
                                             SEPTEMBER 30
                                              2002             2001

REVENUES                              $           0         $     0
OPERATING EXPENSES

     OFFICE EXPENSES AND FILING FEES            150           1,300
     LEGAL AND ACCOUNTING                       335           3,200


TOTAL OPERATING EXPENSES                        485           4,500

NET (LOSS) FOR THE PERIOD                   (   485)         (4,500)

NET (LOSS) PER SHARE                  $        0.00         $  0.00


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                     6,500,000   6,500,000













                SEE ATTACHED NOTES TO THESE STATEMENTS
                         PORTAGE PARTNERS LTD.
                    (ADEVELOPMENT STAGE ENTERPRISE)
                        STATEMENT OF CASH FLOWS
                          FOR THE THREE MONTH
              PERIODS ENDING SEPTEMBER 30, 2002 AND 2001

                                         THREE MONTHS ENDED
                                           SEPTEMBER 30
                                            2002      2001


CASH FLOWS FROM (TO)
OPERATING ACTIVITIES

     NET INCOME (LOSS)            $  (  485)     $  (4,500)
     NET INCREASE IN
     ACCOUNTS PAYABLE                   485          4,500

CASH FLOWS FROM (TO)
INVESTING ACTIVITIES                      0              0

CASH FLOWS FROM (TO)
FINANCING ACTIVITIES                      0              0


NET INCREASE (DECREASE IN CASH            0              0

CASH BEGINNING OF PERIOD                  0              0

CASH END OF PERIOD              $         0      $       0







                SEE  ATTACHED NOTES TO THESE STATEMENTS











                NOTES TO UNAUDITED FINANCIAL STATEMENTS
                       ((PREPARED BY MANAGEMENT)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended June 30, 2002 financial statements of Portage Partners Ltd. ("Registrant") included in the Form 10K SB filed with the SEC by the Registrant.

The results of operations for the interim period shown in this report are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE 2 - RELATED PARTY TRANSACTIONS

Advances payable to an officer and shareholder of Registrant represent advances, unsecured,
bearing no interest and due on demand                  $    8,585





Item 2.     Management's Discussion and Analysis or Plan of
            Operation.

Portage Partners Ltd. has a three-year license to market and sell vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers.
All of these individuals and organizations will order their products via the Internet for sale to their clients. The license will be automatically renewed unless Oyster Creek Group or VitaMineralHerb.com gives the other notice of its intent not to renew.

 As a licensee of VitaMineralHerb.com, Oyster Creek Group eliminates the need to develop products, store inventory, build and maintain a website, establish banking liaisons, and develop a fulfillment system, thereby enabling us to focus strictly on marketing and sales. Oyster Creek Group plans to target health and fitness professionals in South Florida who wish to offer health and fitness products to their customers.

Oyster Creek Group (and its customers) will have access to all products offered on the VitaMineralHerb.com website, as well as the ability to order custom-formulated and custom-labeled products.
VitaMineralHerb.com sets the price for products based on the manufacturer's price, plus a markup which provides a 10% commission to VitaMineralHerb.com and a profit for Oyster Creek Group.


 (b) Management's discussion and analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Portage Partners Ltd. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending September 30, 2001 reflects current assets of $ 0.00in the form of cash, and total assets of $ 0.00.
We believe that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act. As a result, a related party has advanced a total of $ 8,585 to cover audit, financial statement preparation and filing fees.

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

                              PORTAGE PARTNERS LTD.


     Dated June 18, 2003                /S/ Dorothy A. Mortenson
                                   Dorothy A. Mortenson, Secretary and
                                                           Director