Form 10QSB
period 2002-12-31
PORTAGE PARTNERS LTD
filed 2003-06-25
CIK 1094656

United States
                  Securities and Exchange Commission
                         Washington, DC 20549

                              FORM 10Q SB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 2002

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




                                PART I

                         FINANCIAL INFORMATION

Item 1.     Financial Statements.






                         FINANCIAL STATEMENTS
                   FOR THE THREE MONTH AND SIX MONTH
               PERIODS ENDING DECEMBER 31, 2001 AND 2000
                       (PREPARED BY MANAGEMENT)
                         PORTAGE PARTNERS LTD.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                             BALANCE SHEET
                        AS AT DECEMBER 31, 2002
                       (PREPARED BY MANAGEMENT)

                                ASSETS



CURRENT ASSETS                                         $         0
OTHER ASSETS
     LICENSE RIGHTS                                              0
TOTAL ASSETS                                                     0

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     DUE TO RELATED PARTY                                   10,010

TOTAL CURRENT LIABILITIES                                   10,010

STOCKHOLDERS' EQUITY
     COMMON STOCK $0.001 PAR VALUE
     25,000,000 SHARES AUTHORIZED
     6,500,000 SHARES ISSUED AND
            OUTSTANDING                                      6,500
            ADDITIONAL PAID-IN CAPITAL                          75

            DEEMED DIVIDEND RE: LICENSE RIGHTS              (2,000)

            DEFICIT ACCUMUILATED DURING
            THE DEVELOPMENT STAGE                          (10,010)
TOTAL STOCKHOLDERS'
EQUITY (DEFICIT)                                          (  5,435)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                            $0


                          SEE ATTACHED NOTES





                         PORTAGE PARTNERS LTD.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS AND SIX MONTHS
               PERIODS ENDING DECEMBER 31, 2002 AND 2001


                                           THREE MONTHS       SIX MONTHS

                                            2002  2001      2002     2001


REVENUES                                  $  0    $  0      $  0     $  0

OPERATING EXPENSES
     OFFICE EXPENSES AND FILING FEES        175    400       325    1,700
     LEGAL AND ACCOUNTING                   350    500       685    3,700


TOTAL OPERATING EXPENSES                    525    900     1,010    5,400

NET (LOSS) FOR THE PERIOD               (   525)  (900)   (1,010)  (5,400)

NET (LOSS) PER SHARE                       0.00   0.00      0.00     0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             6500000   6500000  6500000  6500000









                          SEE ATTACHED NOTES
                         PORTAGE PARTNERS LTD.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENT OF CASH FLOWS
                       FOR THE SIX MONTH PERIODS
                  ENDING SEPTEMBER 30, 2002 AND 2001



                                                 2002       2001
CASH FLOWS FROM (TO)
OPERATING ACTIVITIES

     NET INCOME (LOSS)                     $  ( 1,010)    $(   900)
     NET INCREASE INACCOUNTS PAYABLE            1,010          900

CASH FLOWS FROM (TO)
INVESTING ACTIVITIES                                0            0

CASH FLOWS FROM (TO)
FINANCING ACTIVITIES                                0            0


NET INCREASE (DECREASE IN CASH                      0            0

CASH BEGINNING OF PERIOD                            0            0

CASH END OF PERIOD                           $      0        $   0





                          SEE ATTACHED NOTES
                NOTES TO UNAUDITED FINANCIAL STATEMENTS
                        PREPARED BY MANAGEMENT

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission ("SEC")requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended June 30, 2002 financial statements of Portage Partners Ltd. ("Registrant") included in the Form 10K SB filed with the SEC by the Registrant.

The results of operations for the interim period shown in this report are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE 2 - RELATED PARTY TRANSACTIONS

Advances payable to an officer and shareholder of Registrant represent advances, unsecured,
bearing no interest and due on demand                          $
                                                10,010
Item 2.     Management's Discussion and Analysis or Plan of
            Operation.

Oyster Creek Group has a three-year license to market and sell vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers.
All of these individuals and organizations will order their products via the Internet for sale to their clients. The license will be automatically renewed unless Oyster Creek Group or VitaMineralHerb.com gives the other notice of its intent not to renew.

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

Liquidity and Capital Resources

Portage Partners Ltd. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending September 30, 2001 reflects current assets of $ 0.00 in the form of cash, and total assets of $ 0.00.

We believe that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act. As a result, a related party has advanced a total of $ 10,010 to cover audit, financial statement preparation and filing fees.

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