Form 10QSB
period 2003-03-31
PORTAGE PARTNERS LTD
filed 2003-06-25
CIK 1094656

United States
                  Securities and Exchange Commission
                         Washington, DC 20549

                              FORM 10Q SB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2003

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

                                PART I

                         FINANCIAL INFORMATION

Item 1.       Financial Statements.




                         FINANCIAL STATEMENTS
                         AS AT MARCH 31, 2003
                        (PREPARED BY MANAGEMENT)
                         PORTAGE PARTNERS LTD.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                             BALANCE SHEET
                         AS AT MARCH 31, 2003
                       (PREPARED BY MANAGEMENT)

                                ASSETS



CURRENT ASSETS                                         $          0
OTHER ASSETS
     LICENSE RIGHTS                                               0
TOTAL ASSETS                                                      0

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     DUE TO RELATED PARTY                                    10,600

TOTAL CURRENT LIABILITIES                                    10,600
STOCKHOLDERS' EQUITY
     COMMON STOCK $0.001 PAR VALUE
     25,000,000 SHARES AUTHORIZED
     6,500,000 SHARES ISSUED AND
            OUTSTANDING                                       6,500

     ADDITIONAL PAID-IN CAPITAL                                  75

            DEEMED DIVIDEND RE: LICENSE RIGHTS               (2,000)

            DEFICIT ACCUMUILATED DURING
            THE DEVELOPMENT STAGE                           (10,600)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        ( 6,025)

TOTAL LIABILITIES ANDSTOCKHOLDERS' EQUITY               $         0


                          SEE ATTACHED NOTES







                         PORTAGE PARTNERS LTD.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS AND NINE MONTHS
                PERIODS ENDING MARCH 31, 2003 AND 2002


                                       THREE MONTHS       NINE MONTHS

                                        2002   2001     2002       2001


REVENUES                               $  0    $  0     $  0      $   0

OPERATING EXPENSES
     OFFICE EXPENSES AND FILING FEES    225       0      550      1,700
     LEGAL AND ACCOUNTING               365       0    1,050      3,700


TOTAL OPERATING EXPENSES                590       0    1,600      5,400

NET (LOSS) FOR THE PERIOD            (  590)      0   (1,600)    (5,400)

NET (LOSS) PER SHARE              $    0.00   $0.00  $  0.00     $ 0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING          6500000   6500000  6500000   6500000









                          SEE ATTACHED NOTES
                         PORTAGE PARTNERS LTD.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENT OF CASH FLOWS
                          FOR THE NINE MONTH
                 PERIOD ENDING MARCH 31, 2003 AND 2002


                                                NINE MONTHS ENDED
                                                     MARCH 31

                                                2003        2002
CASH FLOWS FROM (TO)
OPERATING ACTIVITIES

     NET INCOME (LOSS)                     $  (  1,600)  $ (  900)
     NET INCREASE INACCOUNTS PAYABLE             1,600        900

CASH FLOWS FROM (TO)
INVESTING ACTIVITIES                                 0          0

CASH FLOWS FROM (TO)
FINANCING ACTIVITIES                                 0          0


NET INCREASE (DECREASE IN CASH                       0          0

CASH BEGINNING OF PERIOD                             0          0

CASH END OF PERIOD                                $  0     $    0





                          SEE ATTACHED NOTES
                NOTES TO UNAUDITED FINANCIAL STATEMENTS
                       (PREPARED BY MANAGEMENT)

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Advances payable to an officer and shareholder of Registrant represent advances, unsecured and bearing no interest and due on demand - $10,600


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

We believe that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act. As a result, a related party has advanced a total of $ 10,600 to cover audit, financial statement preparation and filing fees.

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