Form 10KSB
period 2002-06-30
PORTAGE PARTNERS LTD
filed 2004-08-18
CIK 1094656

U.S. Securities and Exchange Commission
                          Washington, DC 20549

                             FORM 10 K SB

[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                               ACT OF 1934

              For the fiscal year ended June 30, 2002

                       Commission File No. 0-32281

                          PORTAGE PARTNERS LTD.

Nevada                                            76-0616473
(State or other jurisdiction of                (IRS Employer
incorporation or organization)          Identification Number)

        #400 - 601 W. Broadway, Vancouver, BC, Canada      V5Z 4C2
          (Address of principal executive office)         (Zip code)

             Issuer's telephone number:      (604) 675-6930

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


                            TABLE OF CONTENTS

                        FORM 10K SB ANNUAL REPORT

                          PORTAGE PARTNERS LTD.

Page
PART I

Item   1  Description of Business ...................................1

Item   2  Description of Property....................................4
Item   3  Legal Proceedings..........................................4
Item   4  Submission of Matters to a Vote of Security Shareholders...5

PART II

Item   5  Market for the Registrant's Common Equity and
          related Stockholder Matters................................6
Item   6  Management's Discussion and Analysis of
          Financial Condition and Results of Operations..............6
Item   7  Financial Statements.......................................7
Item   8  Changes in and Disagreements on Accounting
          and Financial Disclosure..................................16

PART III

Item   9  Directors, Executive Officers, Promoters and Control
          persons, Compliance with Section 16(a) of the Exchange Act..16
Item 10   Executive Compensation......................................17
Item 11   Security Ownership of Certain Beneficial Owners
          and Management..............................................17
Item 12   Certain Relationships and Related Transactions..............18
Item 13   Exhibits and Reports on Form 8-K............................18

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

On August 20, 1999 Portage Partners received from David R. Mortenson & Associates, a Texas General Partnership, the rights to distribute and produce, in the state of Michigan, an oxygen enriched water product for fish farming, aquaculture, mariculture, poultry raising, and for treating animal waste from dairies, feedlots of all kinds, and for other similar uses. These production and distribution rights were received from Mortenson in exchange for 2,000,000 shares of common stock which were issued to the 10 individual members of the Texas Limited Partnership in equal lots of 200,000 shares. Mortenson acquired these rights from the inventors of the product, N. W. Technologies, Inc. under a distribution agreement.
Several months later the contract granting David R. Mortenson & Associates rights to the technology was withdrawn. Mortenson sued N.W. Technologies Inc. in Harris County Court, Houston Texas.

To compensate for the possibility that we could lose our principal asset and the obvious delay that this dispute and court action has caused, David R. Mortenson & Associates agreed to suspend all financial requirements that were due or would be due in the future until the dispute with NW was resolved. They also agreed to grant an alternative license to Portage Partners, Ltd. for the distribution of vitamin and herbal supplements for the states of Arkansas and Tennessee. This license would enable us to create a business plan and start the process of getting into business.

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

Portage Partners (and its customers) will have access to all products offered on the VitaMineralHerb.com website, as well as the ability to order custom-formulated and custom-labeled products. VitaMineralHerb.com sets the price for products based on the manufacturer's price, plus a markup which provides a 10% commission to VitaMineralHerb.com and a profit for Portage Partners.

ITEM 2.  DESCRIPTION OF PROPERTY

The Registrant occupies office facilities at #400 - 601 W. Broadway, Vancouver, BC, Canada, V5Z 4C2. There is no charge for the use of these facilities. The Company maintains no other office and owns no real estate.

ITEM3.  LEGAL PROCEEDINGS

There are no legal proceedings in which the Company is involved.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June 30,2002.



PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the Company's securities.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Liquidity and Capital Resources.

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net cash proceeds in the amount of $4,500 from its inside capitalization funds and a $1,627 loan from a related party. Consequently, the Company's balance sheet for the period of August 18, 1999 (inception) through June 30, 2002 reflects current assets of $ 0.00 in the form of cash, and total assets of $ 0.00.

The Company will carry out its plan of business as discussed above.

Results of Operations

During the period from August 18, 1999 (inception) through June 30, 2002 the Company has engaged in no significant operations other than organizational activities, acquisition of it principal assets and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

Need for Additional Financing.
The Company believes that its existing capital will not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for a period of approximately one-year. Accordingly, in the event the Company is able to initiate its business plan during this period, it anticipates that its existing capital will not be sufficient to allow it to accomplish the goal of completing its business plan. As a result, there is no assurance that the available funds will ultimately prove to be adequate. It is certain that the Company's needs for additional financing is likely to increase substantially.

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

ITEM 7.  FINANCIAL STATEMENTS

Audited financial statements for the year ended June 30, 2002 and for the period August 18, 1999 (Inception) through June 30, 2001 follow.

INSERT FINANCIALS HERE

ITEM 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURES

There   have  been  no  changes  or  disagreements  with  the   Company's
independent outside auditor.

Part III

ITEM  9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Directors and Executive Officers of the registrant are as follows:

       Name                      Age             Position
Period of Service

J.P. Beehner                     52              President and director
                                                         since August18,
                                                         1999  (Inception)
Page 5

Dorothy P. Mortenson             50              Secretary and
                                                 Director since
                                                 August 18, 1999 (inception).


The above directors will serve until the next annual meeting of the shareholders and until their successors have been elected and have qualified. There is no family relationship between any executive officer and director of the Company.

ITEM 10.  EXECUTIVE COMPENSATION

During the year ended June 30, 2002, the officers of the Company received no salary or benefits. At the present time none of the officers or directors receives any salaried compensation for their services. The Company has no formal policy or plan regarding payment of salaries, but should it pay them, it would be in conformance with general business considerations as to the payment of same, such as the desire to compensate officers and employees for time spent on behalf of the Company.
No retirement, pension, profit sharing, stock option or insurance programs or similar programs have been adopted by the Registrant for the benefit of its employees.

No executive officer or director of the Company holds any option to purchase any of the Company's securities.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT


  (a) Security ownership of certain beneficial owners

The following table sets forth information, as of June 30, 2002 of persons known to the Company as being the beneficial owner of over 5% of the Company's Common Stock.

                              Number of         Percent of
 Name and Address             Shares            Owned Class Owned

 J.P. Beehner                  1,250,000           27.78
 PO Box 237
 Alvin, TX 77512-2370

 Dorothy  Mortenson
 PO Box 5034
 Alvin, TX 77512-5034          1,250,000           27.78

 David R. Mortenson*             200,000           04.45

All directors and executive
Officers as a group (2 persons) 2,700,000          60.01

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          None

ITEM 13.  EXHIBITS AND REPORTS FOR FORM 8-K

          There are no Exhibits or Reports on Form 8-K


CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

I, J.P. Beehner, principal executive officer of Portage Partners Ltd., a Nevada corporation (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-K (Report) for the year ended June 30, 2002, of the Registrant (the "Report").

2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

      a)designed such disclosure controls and procedures to ensure that
material    information relating to the Registrant, including its
consolidated      subsidiaries, is made known to us by others within those
entities,   particularly during the period in which the Report is being prepared.

      b)evaluated the effectiveness of the Registrant's disclosure controls
and   procedures as of a date within 90 days prior to the filing date of the
 Report (the "Evaluation Date"); and

      c)presented in the Report our conclusions about the effectiveness of
the   disclosure controls and procedures based on our evaluation as of the
 Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors:

      a)all significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

      b)any fraud, whether or not material, that involves management or
other       employees who have a significant role in the Registrant's
internal    control.

Dated:
August 4, 2004

/s/ J.P. Beehner
Name: J.P. Beehner
Title: Principal Executive Officer


CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER

I, Dorothy Mortenson, principal financial officer of Portage Partners Ltd., a Nevada corporation (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-K (Report) for the year ended June 30, 2002, of the Registrant (the "Report").

2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

      a)designed such disclosure controls and procedures to ensure that
material    information relating to the Registrant, including its
consolidated      subsidiaries, is made known to us by others within those
entities,   particularly during the period in which the Report is being prepared.

      b)evaluated the effectiveness of the Registrant's disclosure controls
and   procedures as of a date within 90 days prior to the filing date of the
 Report (the "Evaluation Date"); and

      c)presented in the Report our conclusions about the effectiveness of
the   disclosure controls and procedures based on our evaluation as of the
 Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors:

      a)all significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

      b)any fraud, whether or not material, that involves management or
other       employees who have a significant role in the Registrant's
internal    control.

Dated: August 4, 2004
/s/ Dorothy Mortenson
Name: Dorothy Mortenson
Title: Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Yearly Report of Portage Partners Ltd. (the "Company") on Form 10-K for the year ended June 30, 2002, as filed with the Securities and Exchange commission on the date hereof (the "Report"), I, J.P. Beehner, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.

August 4, 2004
By: /s/ J.P. Beehner
J.P. Beehner

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Yearly Report of Portage Partners Ltd. (the "Company") on Form 10-K for the year ended June 30, 2002, as filed with the Securities and Exchange commission on the date hereof (the "Report"), I, Dorothy Mortenson, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.

August 4, 2004
By:/s/ Dorothy Mortenson
Dorothy Mortenson



SIGNATURES

In Accordance with Section 13 or 15(d) of the Securities
Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTAGE PARTNERS LTD.

                                        By:    /S/J.P. Beehner
Date: August 4, 2004                               J.P. Beehner,
                                                  Director and President