Form 10QSB/A
period 2002-09-30
PORTAGE PARTNERS LTD
filed 2004-08-18
CIK 1094656

United States
                  Securities and Exchange Commission
                         Washington, DC 20549

                            FORM 10Q SB / A

        [X] AMENDED QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934

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

            #400 - 601 W. Broadway, Vancouver, BC, Canada, V5Z 4C2
                (Address of principal executive office)

                              (604) 675-6930
                        Issuer's telephone number


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

                 APPLICABLE ONLY TO CORPORATE ISSUERS
    State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date: 4,500,000 shares

    Transitional Small Business Disclosure Format (check one)  Yes
                             ___  No    X

                              PART I

                        FINANCIAL INFORMATION

Item 1.    Financial Statements

The financial statements for the quarter ended September 30, 2002 are attached hereto as Exhibit A.

Item 2.

(a) Management's Discussion and Analysis or Plan of Operation.

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

As a licensee of VitaMineralHerb.com, Portage Partners Ltd. eliminates the need to develop products, store inventory, build and maintain a website, establish banking liaisons, and develop a fulfillment system, thereby enabling Portage Partners to focus strictly on marketing and sales. Portage Partners Ltd. plans to target health and fitness professionals in Tennessee and Arkansas who wish to offer health and fitness products to their customers.

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

Liquidity and Capital Resources

Portage Partners Ltd. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending September 30, 2002 reflects current assets of $ 0.00 in the form of cash, and total assets of $ 0.00.
We believe that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act. As a result, a related party has advanced a total of $ 2,347 to cover audit, financial statement preparation and filing fees.

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

Item 6.    Exhibits and Reports on Form  8K

     None



CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

I, J.P. Beehner, principal executive officer of Portage Partners Ltd., a Nevada corporation (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q (Report) for the quarter ended September 30, 2002, of the Registrant (the "Report").

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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared.

      b) evaluated the effectiveness of the Registrant's disclosure controls
and   procedures as of a date within 90 days prior to the filing date of the
 Report (the "Evaluation Date"); and

      c) presented in the Report our conclusions about the effectiveness of
the   disclosure controls and procedures based on our evaluation as of the
 Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors:

      a) all significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information;
 and

      b) any fraud, whether or not material, that involves management or
other       employees who have a significant role in the Registrant's
internal    control.

Dated:
August 3, 2004

/s/ J.P. Beehner
Name: J.P. Beehner
Title: Principal Executive Officer



CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER

I, Dorothy Mortenson, principal financial officer of Portage Partners Ltd., a Nevada corporation (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q (Report) for the quarter ended September 30, 2002, of the Registrant (the "Report").

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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared.

      b) evaluated the effectiveness of the Registrant's disclosure controls
and   procedures as of a date within 90 days prior to the filing date of the
 Report (the "Evaluation Date"); and

      c) presented in the Report our conclusions about the effectiveness of
the   disclosure controls and procedures based on our evaluation as of the
 Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors:

      a) all significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information;
 and

      b) any fraud, whether or not material, that involves management or
other       employees who have a significant role in the Registrant's
internal    control.

Dated:
August 4, 2004

/s/ Dorothy Mortenson
Name: Dorothy Mortenson
Title: Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report of Portage Partners Ltd. (the "Company") on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange commission on the date hereof (the "Report"), I, J.P. Beehner, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.

August 4, 2004

By:/s/ J.P. Beehner
J.P. Beehner



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report of Portage Partners Ltd. (the "Company") on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange commission on the date hereof (the "Report"), I, Dorothy Mortenson, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.

August 4, 2004
By: /s/ Dorothy Mortenson
Dorothy Mortenson

     SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              PORTAGE PARTNERS LTD.


     Dated August 4, 2004      /S/ Dorothy A. Mortenson
                                   Dorothy A. Mortenson,
                                   Secretary and Director


                        EXHIBIT A