Form 10QSB/A
period 2002-12-31
PORTAGE PARTNERS LTD
filed 2004-08-18
CIK 1094656

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

                              PART I

                        FINANCIAL INFORMATION

Item 1.    Financial Statements

The financial statements for the quarter ended December 31, 2002 are attached hereto as Exhibit A.

Item 2.

(a)Management's Discussion and Analysis or Plan of Operation.

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

(b)Management's discussion and analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Portage Partners Ltd. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending December 31, 2002 reflects current assets of $ 0.00 in the form of cash, and total assets of $ 0.00.

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

Item 6.   Exhibits and Reports on Form 8K

     None



CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

I, J.P. Beehner, principal executive officer of Portage Partners Ltd., a Nevada corporation (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q (Report) for the quarter ended December 31, 2002, of the Registrant (the "Report").

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

Dated:
August 3, 2004

/s/ J.P. Beehner
Name: J.P. Beehner
Title: Principal Executive Officer



CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER

I, Dorothy Mortenson, principal financial officer of Portage Partners Ltd., a Nevada corporation (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q (Report) for the quarter ended December 31, 2002, of the Registrant (the "Report").

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

Dated:
August 4, 2004

/s/ Dorothy Mortenson
Name: Dorothy Mortenson
Title: Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report of Portage Partners Ltd. (the "Company") on Form 10-Q for the quarter ended December 31, 2002, as filed with the Securities and Exchange commission on the date hereof (the "Report"), I, J.P. Beehner, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

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

August 4, 2004

By:/s/ J.P. Beehner
J.P. Beehner



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report of Portage Partners Ltd. (the "Company") on Form 10-Q for the quarter ended December 31, 2002, as filed with the Securities and Exchange commission on the date hereof (the "Report"), I, Dorothy Mortenson, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

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