Form 10QSB/A
period 2003-03-31
PORTAGE PARTNERS LTD
filed 2004-08-18
CIK 1094656

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

       #400   601 W. Broadway, Vancouver, BC, Canada, V5Z 4C2
              (Address of principal executive office)

                           (604) 675-6930
                     Issuer's telephone number

                                 NA
  (Former name, former address and former fiscal year, if changed since last report)

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
  DURING THE PAST FIVE YEARS

  Check whether the registrant filed all documents and report required To be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court. Yes ____ No ____

  APPLICABLE ONLY TO CORPORATE ISSUERS
  State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date: 4,500,000 shares

  Transitional Small Business Disclosure Format (check one)  Yes
  ___  No    X

                               PART I

                       FINANCIAL INFORMATION

  Item 1.       Financial Statements.

  The financial statements for the quarter ended March 31, 2003 are attached hereto as Exhibit A.

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

  Liquidity and Capital Resources

  Portage Partners Ltd. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending March 31, 2003 reflects current assets of $ 0.00 in the form of cash, and total assets of $ 0.00.

  We believe that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act. As a result, a related party has advanced a total of $2,347 to cover audit, financial statement preparation and filing fees.

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

  None

  Item 6.        Exhibits and Reports on Form 8K

  None

           CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
  I, J.P. Beehner, principal executive officer of Portage Partners Ltd., a Nevada corporation (the "Registrant"), certify that:

  1. I have reviewed this quarterly report on Form 10-Q (Report) for the quarter ended March 31, 2003, of the Registrant (the "Report").

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


  Dated:  August 3, 2004
             /s/ J.P. Beehner
  Name:      J.P. Beehner
  Title:     Principal Executive Officer


           CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER
  I, Dorothy Mortenson, principal financial officer of Portage
  Partners Ltd., a Nevada corporation (the "Registrant"), certify that:

  1. I have reviewed this quarterly report on Form 10-Q (Report) for the quarter ended March 31, 2003, of the Registrant (the "Report").

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


  Dated: August 3, 2004
             /s/ Dorothy Mortenson
  Name:      Dorothy Mortenson
  Title:     Principal Financial Officer

                     CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
  In connection with the accompanying Quarterly Report of Portage Partners Ltd. (the "Company") on Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange commission on the date hereof (the "Report"), I, J.P. Beehner, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

        (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

        (2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.

  August 3, 2004
  By:   /s/ J.P. Beehner
        J.P. Beehner



                     CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
  In connection with the accompanying Quarterly Report of Portage Partners Ltd. (the "Company") on Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange commission on the date hereof (the "Report"), I, Dorothy Mortenson, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
  Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

        (1)    The Report fully complies with the requirements of
  Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

        (2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.

  August 3, 2004
    By:   /s/ Dorothy Mortenson
        Dorothy Mortenson

                             SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                    PORTAGE PARTNERS LTD.


  Dated August 3, 2004               /S/ Dorothy A. Mortenson
                                              Dorothy A.
  Mortenson,

                                                   Secretary
                                                   and
                                                   Director



                                                   EXHIBIT A