Form 10KSB/A
period 2003-06-30
PORTAGE PARTNERS LTD
filed 2004-08-18
CIK 1094656

U.S. Securities and Exchange Commission
                          Washington, DC 20549

                             FORM 10 K SB

[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                               ACT OF 1934

              For the fiscal year ended June 30, 2003

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June 30,2003.



PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the Company's securities.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Liquidity and Capital Resources.

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net cash proceeds in the amount of $4,500 from its inside capitalization funds and a $2,347 loan from a related party. Consequently, the Company's balance sheet for the period of August 18, 1999 (inception) through June 30, 2003 reflects current assets of $ 0.00 in the form of cash, and total assets of $ 0.00.

The Company will carry out its plan of business as discussed above.

Results of Operations

During the period from August 18, 1999 (inception) through June 30, 2003 the Company has engaged in no significant operations other than organizational activities, acquisition of it principal assets and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

ITEM 7.  FINANCIAL STATEMENTS

Audited financial statements for the year ended June 30, 2003 and for the period August 18, 1999 (Inception) through June 30, 2002 follow.

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

ITEM 10.  EXECUTIVE COMPENSATION

During the year ended June 30, 2003, the officers of the Company received no salary or benefits. At the present time none of the officers or directors receives any salaried compensation for their services. The Company has no formal policy or plan regarding payment of salaries, but should it pay them, it would be in conformance with general business considerations as to the payment of same, such as the desire to compensate officers and employees for time spent on behalf of the Company.
No retirement, pension, profit sharing, stock option or insurance programs or similar programs have been adopted by the Registrant for the benefit of its employees.

No executive officer or director of the Company holds any option to purchase any of the Company's securities.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT


  (a) Security ownership of certain beneficial owners

The following table sets forth information, as of June 30, 2003 of persons known to the Company as being the beneficial owner of over 5% of the Company's Common Stock.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          None

ITEM 13.  EXHIBITS AND REPORTS FOR FORM 8-K

          There are no Exhibits or Reports on Form 8-K


CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
I, J.P. Beehner, principal executive officer of Portage Partners Ltd., a Nevada corporation (the "Registrant"), certify that:
1.
I have reviewed this quarterly report on Form 10-K (Report) for the year ended June 30, 2003, of the Registrant (the "Report").



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

Dated:
August 4, 2004

/s/ J.P. Beehner
Name:
J.P. Beehner
Title:
Principal Executive Officer

CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER
I, Dorothy Mortenson, principal financial officer of Portage Partners Ltd., a Nevada corporation (the "Registrant"), certify that:
1.
I have reviewed this quarterly report on Form 10-K (Report) for the year ended June 30, 2004, of the Registrant (the "Report").



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

Dated:
August 4, 2004

/s/ Dorothy Mortenson
Name:
Dorothy Mortenson
Title:
Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the accompanying Yearly Report of Portage Partners Ltd. (the "Company") on Form 10-K for the year ended June 30, 2003, as filed with the Securities and Exchange commission on the date hereof (the "Report"), I, J.P. Beehner, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1)
The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)
The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company. August 4, 2004
By:
/s/ J.P. Beehner
J.P. Beehner

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the accompanying Yearly Report of Portage Partners Ltd. (the "Company") on Form 10-K for the year ended June 30, 2003, as filed with the Securities and Exchange commission on the date hereof (the "Report"), I, Dorothy Mortenson, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

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