Form 10QSB/A
period 2004-03-31
PORTAGE PARTNERS LTD
filed 2004-08-18
CIK 1094656

United States
                 Securities and Exchange Commission
                        Washington, DC 20549

                            FORM 10Q SB

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES AND EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2004

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

                               PART I

                       FINANCIAL INFORMATION

  Item 1.       Financial Statements.

  The financial statements for the quarter ended March 31, 2004 are attached hereto as Exhibit A.

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

  Liquidity and Capital Resources

  Portage Partners Ltd. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending March 31, 2004 reflects current assets of $ 0.00 in the form of cash, and total assets of $ 0.00.

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

  None

  Item 6.        Exhibits and Reports on Form 8K

  None

           CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
  I, J.P. Beehner, principal executive officer of Portage Partners Ltd., a Nevada corporation (the "Registrant"), certify that:

  1. I have reviewed this quarterly report on Form 10-Q (Report) for the quarter ended March 31, 2004, of the Registrant (the "Report").

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


  Dated:       August 3, 2004

             /s/ J.P. Beehner
  Name:      J.P. Beehner
  Title:     Principal Executive Officer

           CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER
  I, Dorothy Mortenson, principal financial officer of Portage
  Partners Ltd., a Nevada corporation (the "Registrant"), certify that:


  1. I have reviewed this quarterly report on Form 10-Q (Report) for the quarter ended March 31, 2004, of the Registrant (the "Report").

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

  Dated:     August 3, 2004

             /s/ Dorothy Mortenson


  Name:      Dorothy Mortenson
  Title:     Principal Financial Officer


                     CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
  In connection with the accompanying Quarterly Report of Portage Partners Ltd. (the "Company") on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange commission on the date hereof (the "Report"), I, J.P. Beehner, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

        (1)    The Report fully complies with the requirements of
  Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

        (2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.

  August 3, 2004

  By:   /s/ J.P. Beehner
        J.P. Beehner


                     CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
  In connection with the accompanying Quarterly Report of Portage Partners Ltd. (the "Company") on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange commission on the date hereof (the "Report"), I, Dorothy Mortenson, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
  Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:


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