Form 10QSB
period 2004-09-30
PORTAGE PARTNERS LTD
filed 2004-11-08
CIK 1094656

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10Q SB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
EXCHANGE ACT

Commission file Number 0 - 32281

PORTAGE PARTNERS LTD.
Exact name of small business issuer as specified in its charter

Nevada                                            76-0616473
(State or other jurisdiction of                  I.R.S. Employer
incorporation or organization)                 Identification No.

400 - 601 W. Broadway, Vancouver, BC, Canada, V5Z 4C2
(Address of principal executive office)

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

PART I

FINANCIAL INFORMATION

Item 1.       Financial Statements.

The financial statements for the quarter ended September 30, 2004 are attached hereto as Exhibit A.
Page 1

Item 2.

(a) Management's Discussion and Analysis or Plan of Operation.

Portage Partners Ltd. has a three-year license to market and sell vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types
of customers.   All of these individuals and organizations will
order their products via the Internet for sale to their clients. The license is automatically renewed unless Portage Partners or VitaMineralHerb.com gives the other notice of its intent not to renew.

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

Liquidity and Capital Resources

Portage Partners Ltd. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending September 30, 2004 reflects current assets of $ 0.00 in the form of cash, and total assets of $ 0.00.

We believe that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act. As a result, a related party has advanced a total of $ 20,123 to cover audit, financial statement preparation and filing fees.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available. Irrespective of whether the cash assets prove to be inadequate to meet operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.


Page 2

PART II

OTHER INFORMATION

Item 1.        Legal Proceedings

None

Item 2.        Changes in Securities

None

Item 3.        Defaults Upon Senior Securities

Not Applicable

Item 4.        Submission of Matters to a Vote of Securities Holders

None

Item 6.        Exhibits and Reports on Form 8K

None

CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
I, J.P. Beehner, principal executive officer of Portage Partners Ltd., a
Nevada corporation (the "Registrant"), certify that:
1.	I have reviewed this quarterly report on Form 10-Q (Report) for the quarter ended September 30, 2004, of the Registrant (the "Report").

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

Page 3

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

Dated:  	November 5, 2004
  	/s/ J.P. Beehner
Name:  	J.P. Beehner
Title:  	Principal Executive Officer


CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER
I, Dorothy Mortenson, principal financial officer of Portage Partners Ltd., a
Nevada corporation (the "Registrant"), certify that:
1.	I have reviewed this quarterly report on Form 10-Q (Report) for the quarter ended September 30, 2004, of the Registrant (the "Report").

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

 	c)	presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
Page 4

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

Dated:  	November 5, 2004
  	/s/ Dorothy Mortenson
Name:  	Dorothy Mortenson
Title:  	Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the accompanying Quarterly Report of Portage Partners Ltd. (the "Company") on Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange commission on the date hereof (the "Report"), I, J.P. Beehner, Principal Executive Officer of the Company,
certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:
 	(1)	The Report fully complies with the requirements of Section 13(a)
or 15(d) of the Securities Exchange Act of 1934, as amended; and

 	(2)	The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.
November 5, 2004
By:	/s/ J.P. Beehner
J.P. Beehner

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the accompanying Quarterly Report of Portage Partners Ltd. (the "Company") on Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange commission on the date hereof (the "Report"), I, Dorothy Mortenson, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:
 	(1)	The Report fully complies with the requirements of Section 13(a)
or 15(d) of the Securities Exchange Act of 1934, as amended; and

 	(2)	The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.
November 5, 2004
By:	/s/ Dorothy Mortenson
Dorothy Mortenson
Page 5




SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              		PORTAGE PARTNERS LTD.


Dated November 5, 2004               /S/ Dorothy A. Mortenson
                                    	Dorothy A. Mortenson,
Secretary and Director

EXHIBIT A

Page 6