Form 10-K
PORTAGE PARTNERS LTD
filed 2004-11-18
CIK 1094656

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C. 20549
                              FORM 8-K
                           CURRENT REPORT
  Pursuant to Section 13 OR 15(d) of The Securities Exchange Act
                              of 1934
  Date of Report (Date of earliest event reported) November 5, 2004 _____Portage Partners Ltd._______________________________________
       (Exact name of registrant as specified in its charter)
                                   Nevada
           (State or other jurisdiction of incorporation)
                              0-32281
                      (Commission File Number)
                             76-0616473
                 (IRS Employer Identification No.)
                       400   601 W. Broadway
                       Vancouver, BC V5Z 4C2
                               Canada
         (Address of principal executive offices)(Zip Code)
  Registrant's telephone number, including area code 604-675-6930-------------------------------------------------

        ___________________________________________________
   (Former name or former address, if changed since last report.)

  Check the appropriate box below if the Form 8-K filing is intended to simultaneously satisfy the filing obligation of the registrant under any of the following provisions (see General
                      Instruction A.2. below):
  [ ] Written communications pursuant to Rule 425 under the
                  Securities Act (17 CFR 230.425)
  [ ] Soliciting material pursuant to Rule 14a-12 under the
                  Exchange Act (17 CFR 240.14a-12)
     [ ] Pre-commencement communications pursuant to Rule 14d-2(b)
            under the Exchange Act (17 CFR 240.14d-2(b))
  [ ] Pre-commencement communications pursuant to Rule 13e-4(c) under the Exchange Act (17 CFR 240.13e-4(c))
















Page 1



  Section 5 - Corporate Governance and Management
               Item 5.02 Departure of Directors or Principal
  Officers; Election of Directors; Appointment of      Principal
  Officers.


             (b)        On November 5, 2004 James P. Beehner
  resigned as President and Director. Dorothy A. Mortenson resigned as Secretary/Treasurer and Director.

             (c) and (d). Also on November 5, 2004 Hong Ma was elected President, Chief Executive Officer and a Director. Mr. Ma is Chief Executive Officer of Sichuan Golden Ants Biochemical Technology Development Co. Ltd. of Chendu, Sichuan Province, China.

  Also on November 5, 2004 Yi Shen was elected Chief Financial
  Officer and a Director. Mr. Shen is President of Sichuan Golden
  Ants Biochemical Technology Development Co. Ltd. of Chendu,
  Sichuan Province, China.

                             SIGNATURES
  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
  Portage Partners Ltd.____________________________________________________
                                                            (Registrant)
  Date: November 17, 2004

  /s/ Hong Ma_______________________________
  Hong Ma, President
  Print name and title of the signing officer under his signature.

Page 2