Form 10QSB/A
period 2004-12-31
PORTAGE PARTNERS LTD
filed 2005-03-15
CIK 1094656

United States
                 Securities and Exchange Commission
                        Washington, DC 20549

                            FORM 10Q SB

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2004

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






Page 1


                               PART I

                       FINANCIAL INFORMATION

  Item 1.       Financial Statements.

                       PORTAGE PARTNERS LTD.
                           Balance Sheet
                      As of December 31, 2004
                            (Unaudited)



  ASSETS

  CURRENT ASSETS
                                                          0
  Total Current Assets                                    0

  LIABILITIES AND EQUITY

  LIABILITIES

  Current Liabilities
    Accounts Payable                                         $9,744
    Due to Related Party                                    $11,117

  Total Current Liabilities                                 $20,861

  EQUITY
  Stockholder's equity:
  Common stock, $0.001 per value,
  25,000,000 shares
  authorized, 4,500,000 shares issued
  and outstanding as of 12/31/04                               4,500
  Additional paid-in capital                                      75
  (Deficit) accumulated during                               <25,436>
  development stage


  Total Equity                                               <$20,861>

  TOTAL LIABILITIES AND EQUITY                                    0

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
                           STATEMENTS.






Page 2
                       PORTAGE PARTNERS LTD.
                      Statement of Operations
          For the Three Month and Six Month Periods Ended
                            December 31
                            (Unaudited)


                               Three      Six
                               month      month
                               period     period
                               ending     ending             August 18, 1999
                        Dec 31/04         Dec 31/03          (Inception) to
                            2004  2003    2003  2002         Dec 31/04

Revenue                -       -           -     -                       -

General and
Administrative
Expenses             7,853     -        295      17,709               25,436

Total Expenses       7,853     -        295      17,709               25,436

Net (loss)          <7,853>    -       <295>    <17,709>             <25,436>

Weighted Average
Number of
Common Shares
outstanding -
basic and
fully diluted    4,500,000 4,500,000 4,500,000 4,500,000

Net (loss)
per share -
Basic and
fully diluted       <0.01>   <0.01>    <0.01>   <0.01>



  The accompanying notes are an integral part of the financial statements.

                       PORTAGE PARTNERS LTD.
                   (A Development Stage Company)
                      Statement of Cash Flows
          For the Three Month and Six Month Periods Ended
                            December 31
                            (Unaudited)

                                Six Month       Six Month       August 18, 1999
                                Period Ended    Period Ended    (Inception) to
                                Dec. 31/04      Dec. 31/03      Dec. 31/04

  Cash Flows from
  Operating Activities
              - Net (loss)       <17,709>         <555>          <25,436>

  Stock based Compensation                                         2,000
  Increase in Accounts Payable     6,592           555             9,744
  Loans from Director             11,117             0            11,117


  Net Cash Used by Operating
  Activities                           0             0

  Cash Flows from
  Financing Activities
  Proceeds from
  Stock Issuances                      0             0             2,575

  Net Cash Provided by
  Financing Activities                 0             0             2,575

  Net Increase in Cash
  Cash Beginning                       0             0                 0
  Cash Ending                          0             0                 0

  Supplemental Disclosures:
  Interest Paid                        0             0                 0
  Income Taxes Paid                    0             0                 0

  Non-Cash Transactions:
  Shares Issued for Dividend           0             0             2,000

  Number of Shares Issued
  for dividend                         0             0         2,000,000


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL

                            STATEMENTS
                       PORTAGE PARTNERS LTD.
                   (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS

  Note 1      Basis of Presentation

  The condensed interim financial statements included herein, presented in accordance with the Public Company Accounting Oversight Board (United States) and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

  These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended June 30, 2004 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

  Results of operation for the interim period are not indicative of annual results.

  Note 2      Going Concern

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.
  As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations.
  Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from August 18, 1999 (inception) through the period ended December 31, 2004 of $25,436. In addition, the Company's development activities since inception have been financially sustained through equity financing and loans from a related party.

  The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.





  Note 3      Related Party Transactions

  An officer and director of the Company has loaned funds to the Company in the amount of $11,117.on a non-interest bearing basis with no repayment date as yet determined.

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

  Portage Partners (and its customers) will have access to all products offered on the VitaMineralHerb.com website, as well as the ability to order custom-formulated and custom-labelled products. VitaMineralHerb.com sets the price for products based on the manufacturer's price, plus a markup which provides a 10% commission to VitaMineralHerb.com and a profit for Portage Partners Ltd.

  (b) Management's discussion and analysis of Financial Condition and Results of Operations.

  Liquidity and Capital Resources

  Portage Partners Ltd. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending December 31, 2004 reflects current assets of $ 0.00 in the form of cash, and total assets of $ 0.00.

  We believe that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act. As a result, a related party has advanced a total of $ 11,117 to cover audit, financial statement preparation and filing fees.

  No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available. Irrespective of whether the cash assets prove to be inadequate to meet operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

  ITEM 3.  CONTROLS AND PROCEDURES.

  Within 90 days prior to the filing of this report, Portage Partners Ltd. carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer, of the design and operation of its disclosure controls and procedures. Based on this evaluation, Portage Partners Ltd.'s Chief Executive Officer concluded that the Portage disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information that Portage Partners Ltd. is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in Portage Partners Ltd.'s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of this evaluation.



                              PART II

  OTHER INFORMATION

  Item 1.        Legal Proceedings

  None

  Item 2.        Changes in Securities

  None

  Item 3.        Defaults Upon Senior Securities

  Not Applicable

  Item 4.        Submission of Matters to a Vote of Securities Holders

  None

  Item 6.        Exhibits and Reports on Form 8K

    (A) On November 17, 2004 the Company filed a Form 8-K announcing the resignations of prior officers and directors. New officers and directors were also announced. The Form 8-K filing announced that Hong Ma was elected President, Chief Executive Officer and a Director. This was incorrect. Hong Ma was in fact elected only as Chief Executive Officer and as a director. The prior Form 8-K announced that Yi Shen was elected Chief Financial Officer and a Director. Yi Shen was also elected as President. A corrected Form 8-K was filed on November 29,2004.

    (B) Subsequent Event.

          On January 3, 2005 Portage Partners Ltd. filed a Form 8-K announcing CHANGES IN CONTROL OF REGISTRANT. Yi Shen and Hong Ma acquired control of the Registrant on January 3, 2005 through the purchase of 1,250,000 shares each of common stock of the Registrant representing 56% of the outstanding shares. The total consideration paid was $30,900. The source of the funds was personal assets. James P. Beehner and Dorothy Mortenson were the sellers of the shares. Mr. Shen and Mr. Ma are now directors of the Registrant.







                            Exhibit 31.1
           CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

                    CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

       I, Yi Shen, the principal executive officer of Portage
  Partners Ltd., a Nevada corporation (the "issuer"), certify that:

       1. I have reviewed this quarterly report on Form 10-QSB for the fiscal period ended December 31, 2004 of the issuer (the
  "Report").

       2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

       3 Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

       4. The issuer's other certifying officer(s) and I are responsible for internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and have:

            a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            b) evaluated the effectiveness of the issuers disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

            c) disclosed in this Report any change in the issuer's internal control over financial reporting that occurred during the period covered by the Quarterly Report that is materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting.

       5. The issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the issuer's auditors and the Audit Committee of the issuer's Board of Directors (or persons performing the equivalent functions):

            a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuer's ability to record, process, summarize and report financial information; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal control over financial reporting.

  Dated: March 11, 2005


                                         /s/ Yi Shen

                                          Name: Yi Shen

                                          Title: Principal Executive Officer


                            Exhibit 31.2
           CERTIFICATION BY PRINCIPAL ACCOUNTING OFFICER

       I, Hong Ma, the principal financial officer of Portage
  Partners Ltd., a Nevada corporation (the "issuer"), certify that:

       1. I have reviewed this quarterly report on Form 10-QSB for the fiscal period ended December 31, 2004, of the issuer (the
  "Report").

       2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

       3 Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

       4. The issuer's other certifying officer(s) and I are responsible for internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and have:

            a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

            b) evaluated the effectiveness of the issuers disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

            c) disclosed in this Report any change in the issuer's internal control over financial reporting that occurred during the period covered by the Quarterly Report that is materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting.

       5. The issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the issuer's auditors and the Audit Committee of the issuer's Board of Directors (or persons performing the equivalent functions):

            a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuer's ability to record, process, summarize and report financial information; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal control over financial reporting.

  Dated: March 11, 2005


                                         /s/ Hong Ma

                                         Name: Hong Ma

                                         Title: Principal
  Financial Officer

                                                      Exhibit 32.1

                     CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


  In connection with the Quarterly Report of Portage Partners Ltd. (the "Company") on Form 10-QSB for the period ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Yi Shen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

             (1)        The Report fully complies with the
  requirements of Section 13(a) or 15(d) of the Securities
  Exchange Act of 1934; and

             (2)        The information contained in the Report
  fairly presents, in all material respects, the financial condition and result of operations of the Company.


  /s/ Yi Shen
  __Yi Shen________________
  Chief Executive Officer
  March 11, 2005

                                                      Exhibit 32.2

                     CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


  In connection with the Quarterly Report of Portage Partners Ltd. (the "Company") on Form 10-QSB for the period ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Hong Ma, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

             (1)        The Report fully complies with the
  requirements of Section 13(a) or 15(d) of the Securities
  Exchange Act of 1934; and

             (2)        The information contained in the Report
  fairly presents, in all material respects, the financial condition and result of operations of the Company.


  /s/ Hong Ma
  _Hong Ma_______________
  Chief Financial Officer
  March 11, 2005




                             SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                    PORTAGE PARTNERS LTD.


  Dated March 11, 2005               /S/ Hong Ma
                                              Hong Ma,

                                                   Secretary
                                                   and
                                                   Director