Form 10QSB
period 2005-03-31
PORTAGE PARTNERS LTD
filed 2005-05-13
CIK 1094656

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10Q SB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
EXCHANGE ACT

Commission file Number 0 - 32281

AMERICAN GOLDEN CENTURY INVESTMENTS INC.
Exact name of small business issuer as specified in its charter

Nevada                                            76-0616473
(State or other jurisdiction of                  I.R.S. Employer
incorporation or organization)                 Identification No.

#400 - 601 W. Broadway, Vancouver, BC, Canada, V5Z 4C2
(Address of principal executive office)

(604) 675-6930
Issuer's telephone number

PORTAGE PARTNERS LTD.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes X   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the registrant filed all documents and reports required To be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
Securities under a plan confirmed by a court.  Yes ____  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the Issuer's common equity as of May 11, 2005; 50,000,000 shares

Transitional Small Business Disclosure Format (check one) Yes ___ No
   X





PART I

FINANCIAL INFORMATION



Item 1.       Financial Statements.



Beckstead and Watts, LLP
Certified Public Accountants
2425 W Horizon Ridge Parkway
Henderson, NV 89052
702.257.1984  tel
702.362.0540 fax


INDEPENDENT ACCOUNTANTSAE REVIEW REPORT


Board of Directors
American Golden Century Investments, Inc. (formerly Portage
Partners, Ltd.)
(a Development Stage Company)

We have reviewed the accompanying balance sheet of American Golden Century Investments, Inc. (formerly Portage Partners, Ltd.) (a Nevada corporation) (a development stage company) as of March 31, 2005 and the related statements of operations for the three and nine months ended March 31, 2005 and 2004 and for the period August 18, 1999 (Inception) to March 31, 2005, and statements of cash flows for the three months ended March 31, 2005 and 2004 and for the period August 18, 1999 (Inception) to March 31, 2005. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. ManagementAEs plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards established by the Public Company Accounting Oversight Board (United States), the balance sheet of American Golden Century Investments, Inc. (formerly Portage Partners, Ltd.) (a development stage company) as of December 31, 2004, and the related statements of operations, stockholdersAE equity, and cash flows for the year then ended (not presented herein) and in our report dated September 14, 2004, we expressed an unqualified opinion on those financial statements.

May 12, 2005

American Golden Century Investments, Inc. (formerly Portage
Partners, Ltd.)
(A Development Stage Company)
Balance Sheet
as of
March 31, 2005

and

Statements of Operations
for the Three and Nine Months Ended
March 31, 2005 and 2004,
and For the Period
August 18, 1999 (Inception) to March 31, 2005

and

Cash Flows
for the Nine Months Ended
March 31, 2005 and 2004,
and For the Period
August 18, 1999 (Inception) to March 31, 2005

TABLE OF CONTENTS





                                                            Page

Independent AccountantsAE Review Report                        1

Balance Sheet                                                  2

Statements of Operations                                       3

Statements of Cash Flows                                       4

Footnotes                                                      5

American Golden Century Investments Inc. (formerly Portage Partners Ltd.) ( a development stage company)
Balance Sheet
As of March 31, 2005
(Unaudited)

Assets

Current Assets                                                 $ 0
Total Current Assets                                           $ 0

Liabilities and Equity

Liabilities

Current Liabilities
  Accounts Payable                                          $16,217
  Due to Related Party                                       11,117

Total Current Liabilities                                   $27,334

Equity
StockholderAEs  equity: Common stock, $0.001 per value,
25,000,000 shares
authorized, 4,500,000 shares issued
and outstanding as of 3/31/05
 4,500
Additional paid-in capital
 75
(Deficit) accumulated during                                <32,909>
development stage

Total Equity                                               <$27,334>

Total Liabilities and Equity                                   $0

The accompanying Notes are an integral part of the financial statements

American Golden Century Investments Inc. (formerly Portage Partners Ltd.) (a development stage company)
Statement of Operations
For the Three Month and Nine Month Periods Ended March 31 (Unaudited)



             Three Month  Three Month  Nine Month   Nine Month  August 18, 1999
             Period Ended Period Ended Period Ended Period Ended (Inception) to
               Mar. 31/05  Mar. 31/04   Mar. 31/05   Mar. 31/04    Mar. 31/05

Revenues             $0           $0           $0           $0              $0

General and
Administrative
Expenses          3,959            0       21,668            0          43,495

Total Expenses    3,959            0       21,668            0          43,495

Net (Loss)       <3,959>           0      <21,668>           0         <43,495>

Weighted
Average         4,500,000   4,500,000    4,500,000     4,500,000
Number of
Common Shares
outstanding
basic and
fully diluted

Net (loss) per
share
Basic and
fully diluted    <0.01>       <0.01>       <0.01>        <0.01>

The accompanying Notes are an integral part of the financial statements.

American Golden Century Investments Inc. (formerly Portage Partners Ltd.) (A Development Stage Company)
Statement of Cash Flows
For the Nine Month Periods Ended
March 31
(Unaudited)


                          Nine Month          Nine Month       August 18, 1999
                        Period Ended        Period Ended        (Inception) to
                          Mar. 31/05          Mar. 31/04            Mar. 31/05

Cash Flows from
Operating
Activities
- Net (loss)                <21,668>                   0              <43,495>

Stock based Compensation                                                2,000
Increase in Accounts Payable  6,679                    0               16,217
Loans from Director          11,117                    0               11,117

Net Cash Used by Operating
Activities                        0                    0           <   14,161>

Cash Flows from
Financing Activities
Proceeds from
Stock Issuances                   0                    0               14,161

Net Cash Provided by
Financing Activities              0                    0               14,161

Net Increase in Cash
Cash Beginning                    0                    0                    0
Cash Ending                       0                    0                    0

Supplemental Disclosures:
Interest Paid                     0                    0                    0
Income Taxes Paid                 0                    0                    0

Non-Cash Transactions:
Shares Issued for Dividend        0                    0                2,000

Number of Shares Issued
for dividend                      0                    0            2,000,000


The accompanying Notes are an integral part of the financial statements





Page 8
American Golden Century Investments Inc. (formerly Portage Partners Ltd.) (A Development Stage Company)

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended June 30, 2004 and notes thereto included in the CompanyAEs 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

Note 2         Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from August 18, 1999 (inception) through the period ended March 31, 2005 of $43,495. In addition, the CompanyAEs development activities since inception have been financially sustained through equity financing and loans from a related party.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities. Page 9

Note 3             Change of Entity Name

On April 19, 2005 the Company amended its Articles of Incorporation to change its name to American Golden Century Investments Inc.

Note 4         Related Party Transactions

An officer and director of the Company has loaned funds to the Company in the amount of $11,117 on a non-interest bearing basis with no repayment date as yet determined.

Note 5             Subsequent Events

On April 28, 2005, the Company filed a Form 8K announcing the entry into a Material Definitive Agreement by the Company.

On February 3, 2005, Portage Partners Ltd., ("Portage"); Golden Century Investments, Inc., a corporation organized under the laws of Western Samoa ("GOLDEN CENTURY"); and each of the stockholders of GOLDEN CENTURY (the "GOLDEN CENTURY Stockholders") entered into an Agreement and Plan of Reorganization (the "Agreement"). Yi SHEN
 and Hong MA are majority shareholders of both Portage and GOLDEN CENTURY. Except for such equity ownership and the Agreement there is no material relationship between Portage or its affiliates and any of the parties to the Agreement.

The Agreement provides the terms and conditions pursuant to which Portage acquired from the GOLDEN CENTURY Stockholders all of the issued and outstanding common capital stock of GOLDEN CENTURY ("GOLDEN CENTURY Shares") in exchange for 45,500,000 shares of restricted (as defined in Rule 144 of the Securities Act of 1933, as amended) common stock of Portage.

The Agreement entered into is an ordinary stock-swap agreement containing the standard representations, warranties, and covenants. A key condition precedent to the completion of the transaction was that the GOLDEN CENTURY Stockholders and GOLDEN CENTURY shall have provided Portage with satisfactory evidence that GOLDEN CENTURY had acquired 100% of the ownership of Sichuan Golden Ant Biotechnology Development Limited Company ("Golden Ant China"), a wholly foreign owned enterprise registered in the People's Republic of China ("PRC").

The Agreement was effective upon the Certificate of Amendment to Portage's Articles of Incorporation (as detailed in PortageAEs
Schedule 14C) being filed with  the  state  of  Nevada  (the
"Effective  Date"), which was April 19, 2005.

Pursuant to the Agreement, Portage received from the GOLDEN CENTURY Stockholders all of the issued and outstanding common capital stock of GOLDEN CENTURY ("GOLDEN CENTURY Shares"). GOLDEN CENTURY's primary asset is its 100% ownership of Golden Ant China.

GOLDEN  CENTURY  was  incorporated  on  July  9,  2004 in Western
Samoa. On November 8, 2004, GOLDEN CENTURY acquired 100% of Golden Ant China, which conducts GOLDEN CENTURY's only business operation.

Golden Ant China is a limited liability company incorporated in the PRC on August 22, 2002. Since GOLDEN CENTURY's acquisition of Golden Ant China on November 8, 2004, Golden Ant China has changed its status to become a wholly foreign owned enterprise. Golden Ant China is classified as a Foreign Invested Enterprise
(FIE) in the PRC and is subject to the FIE laws of the PRC. Its legal structure is similar to a corporation and a limited liability company organized under state laws in the United States. The Articles of Association provide for a term of 20 years with registered capital of RMB 2,000,000 (approximately equivalent to
 US$241,000). Prior to the acquisition by GOLDEN CENTURY, Golden Ant China was owned by Yi Shen (51%) and Hong Ma (49%). On November 8, 2004, GOLDEN CENTURY acquired 100% of Golden Ant Century from Yi Shen and Hong Ma for cash.

Golden Ant China is engaged in the research, development and production of food additives and supplements. Specifically, the representatives of Golden Ant China discovered, that a certain ant, polyrhachis ricina roger is 67% protein and contains 28 types of amino acids, Vitamins A, B1, B2, B12, C, D, E, and more than 20 essential minerals, especially zinc. This ant, polyrhachis ricina roger, is the only species of ant permitted by the PRC Ministry of Health for use in food and medicines. As a result of certain internally developed technologies and breeding programs for the polyrhachis ricina roger, Golden Ant China has produced four main products. The products are sold under three major brands:
"Zhuangyuanzi" for powder and wine, "Heijin" for tablet, "Heneng" for capsules. All of these products have been granted the Approval Certificate for Food and Food Product issued by the Bureau of Health for Sichuan Province. Golden Ant China has also submitted applications for the registration of the trademarks "Lichi", "Zhenniubi", "Heneng" and "Heijin". Golden Ant China has applied for a patent for an ant powder production method to the State Intellectual Properties Office in China (patent application number 200410032783.8), and has been notified by the State Intellectual Properties Office of its formal acceptance of the patent application on April 22, 2004.

Golden Ant China has its own research and product development team, and has developed specific know-how for breeding of polyrhachis ricina roger and the production of ant related products. It employs qualified professionals in research and product development and innovation. In December 2003, Golden Ant China was awarded Quality System Certificate by China National Import & Export Commodities


Inspection Corporation Quality Certification Center for compliance with the standard "ISO9001: 2000" in the area of development, production of "Zhuangyuanzi" Ant Wine and Ant Powder.

Golden Ant China has been marketing and selling its products primarily through sales agencies in the PRC. The main sales agency is Shenzhen Green Giant Technology Company Limited (the "Green Giant"). Green Giant focuses on marketing of green food. Green Giant entered into a sales agreement with Golden Ant China to market its products. Green Giant has 37 stores in China and electronic business platform, an experienced marketing team, and a distribution system.

Golden Ant China also established its own sales counters in large chain stores located in southwestern and northwestern China. At present, it has set up seven such retail counters and developed four long term customers.

As  consideration  for  the  GOLDEN  CENTURY  Shares,  Portage  will issue 45,500,000 shares of restricted (as defined in Rule 144 of the Securities Act of 1933, as amended) common stock of Portage to GOLDEN CENTURY Stockholders.

The consideration for the reorganization was determined through arms length negotiations between the management of Portage and GOLDEN CENTURY. The criteria followed in determining the consideration include the relative value of the assets of GOLDEN CENTURY, GOLDEN CENTURY's present and past business operations, and the future potential of GOLDEN CENTURY, GOLDEN CENTURY's management, and the potential benefit to the shareholders of Portage. GOLDEN CENTURY's primary asset is its 100% ownership interest in Golden Ant China.

Portage will sell 45,500,000 shares of restricted (as defined in Rule 144 of the Securities Act of 1933, as amended) common stock of Portage to the shareholders of GOLDEN CENTURY on the Effective Date, in exchange for all of the issued and outstanding common capital stock of GOLDEN CENTURY. No underwriter will participate in the transaction. The transaction will be exempt from registration under the Securities Act of 1933, as amended, based upon the provisions of Regulation S.

Four shareholders will control Portage, namely, Yi Shen, Hong Ma, Ze Zhi Niu and Gui Fang Xu. The new directors of the reorganized Portage are Yi Shen, Hong Ma, and Jie Liang.

Pursuant to the Agreement and on the Effective Date, as consideration for the exchange of the GOLDEN CENTURY Shares, Portage will issue 45,500,000 restricted shares of its common capital stock, par value $0.001 per share, to the GOLDEN CENTURY Stockholders, representing approximately 91% of the issued and outstanding common capital stock of Portage following the time of the issuance. Upon the filing of the Certificate of Amendment, there will be 50,000,000 issued and outstanding shares of common stock of the reorganized Portage.

Audited Financial Statements for the Year ended December 31, 2003, 2004 and un-audited Quarterly financial statements ended March 30, 2005 of GOLDEN CENTURY and Golden Ant China will be filed by amendment within seventy one (71) calendar days of the date that the Form 8K was required to be filed;

Pro Forma financial information relating to the terms of the reorganization will be filed by amendment within seventy one
(71) calendar days of the date that the Form 8K was required to be filed.

Item 2.

(a) MANAGEMENTAES DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company originally had a three-year license to market and sell vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers.
The license was automatically renewed unless the Company or VitaMineralHerb.com gave the other notice of its intent not to renew.

On February 3, 2005, the Company; Golden Century Investments, Inc., a corporation organized under the laws of Western Samoa ("GOLDEN CENTURY"); and each of the stockholders of GOLDEN CENTURY (the "GOLDEN CENTURY Stockholders") entered into an Agreement and Plan of Reorganization (the "Agreement"). Yi SHEN and Hong MA are majority shareholders of both the Company and GOLDEN CENTURY. Except for such equity ownership and the Agreement there is no material relationship between the Company or its affiliates and any of the parties to the Agreement.

The Agreement provides the terms and conditions pursuant to which Portage acquired from the GOLDEN CENTURY Stockholders all of the issued and outstanding common capital stock of GOLDEN CENTURY ("GOLDEN CENTURY Shares") in exchange for 45,500,000 shares of restricted (as defined in Rule 144 of the Securities Act of 1933, as amended) common stock of Portage.

The Agreement entered into is an ordinary stock-swap agreement containing the standard representations, warranties, and covenants. A key condition precedent to the completion of the transaction was that the GOLDEN CENTURY Stockholders and GOLDEN CENTURY shall have provided Portage with satisfactory evidence that
 GOLDEN CENTURY had acquired 100% of the ownership of Sichuan Golden Ant Biotechnology Development Limited Company ("Golden Ant China"), a wholly foreign owned enterprise registered in the People's Republic of China ("PRC").

The Agreement became effective on April 28, 2005 (the oEffective
Date").

Pursuant to the Agreement, Portage received from the GOLDEN CENTURY Stockholders all of the issued and outstanding common capital stock of GOLDEN CENTURY ("GOLDEN CENTURY Shares"). GOLDEN CENTURY's primary asset is its 100% ownership of Golden Ant China.

GOLDEN CENTURY was incorporated on July 9, 2004 in Western Samoa. On November 8, 2004, GOLDEN CENTURY acquired 100% of Golden Ant China, which conducts GOLDEN CENTURY's only business operation.

Golden Ant China is a limited liability company incorporated in the PRC on August 22, 2002. Since GOLDEN CENTURY's acquisition of Golden Ant China on November 8, 2004, Golden Ant China has changed its status to become a wholly foreign owned enterprise. Golden Ant China is classified as a Foreign Invested Enterprise
(FIE) in the PRC and is subject to the FIE laws of the PRC. Its legal structure is similar to a corporation and a limited liability company organized under state laws in the United States. The Articles of Association provide for a term of 20 years with registered capital of RMB 2,000,000 (approximately equivalent to
 US$241,000). Prior to the acquisition by GOLDEN CENTURY, Golden Ant China was owned by Yi Shen (51%) and Hong Ma (49%). On November 8, 2004, GOLDEN CENTURY acquired 100% of Golden Ant Century from Yi Shen and Hong Ma for cash.

Golden Ant China is engaged in the research, development and production of food additives and supplements. Specifically, the representatives of Golden Ant China discovered, that a certain ant, polyrhachis ricina roger is 67% protein and contains 28 types of amino acids, Vitamins A, B1, B2, B12, C, D, E, and more than 20 essential minerals, especially zinc. This ant, polyrhachis ricina roger, is the only species of ant permitted by the PRC Ministry of Health for use in food and medicines. As a result of certain internally developed technologies and breeding programs for the polyrhachis ricina roger, Golden Ant China has produced four main products. The products are sold under three major brands:
"Zhuangyuanzi" for powder and wine, "Heijin" for tablet, "Heneng" for capsules.

All of these products have been granted the Approval Certificate for Food and Food Product issued by the Bureau of Health for Sichuan Province. Golden Ant China has also submitted applications for the registration of the trademarks "Lichi", "Zhenniubi", "Heneng" and "Heijin". Golden Ant China has applied for a patent for an ant powder production method to the State. Intellectual Properties Office in China (patent application number 200410032783.8), and has been notified by the State Intellectual Properties Office of its formal acceptance of the patent application on April 22, 2004.

Golden Ant China has its own research and product development team, and has developed specific know-how for breeding of polyrhachis ricina roger and the production of ant related products. It employs qualified professionals in research and product development and innovation. In December 2003, Golden Ant China was awarded Quality System Certificate by China National Import & Export Commodities Inspection Corporation Quality Certification Center for compliance with the standard "ISO9001: 2000" in the area of development, production of "Zhuangyuanzi" Ant Wine and Ant Powder.

Golden Ant China has been marketing and selling its products primarily through sales agencies in the PRC. The main sales agency is Shenzhen Green Giant Technology Company Limited (the "Green Giant"). Green Giant focuses on marketing of green food. Green Giant entered into a sales agreement with Golden Ant China to market its products. Green Giant has 37 stores in China and electronic business platform, an experienced marketing team, and a distribution system.

Golden Ant China also established its own sales counters in large chain stores located in southwestern and northwestern China. At present, it has set up seven such retail counters and developed four long term customers.

The consideration for the reorganization was determined through arms length negotiations between the management of Portage and GOLDEN CENTURY. The criteria followed in determining the consideration include the relative value of the assets of GOLDEN CENTURY, GOLDEN CENTURY's present and past business operations, and the future potential of GOLDEN CENTURY, GOLDEN CENTURY's management, and the potential benefit to the shareholders of Portage.

Portage sold 45,500,000 shares of restricted (as defined in Rule 144 of the Securities Act of 1933, as amended) common stock of Portage to the shareholders of GOLDEN CENTURY on the Effective Date, in exchange for all of the issued and outstanding common capital stock of GOLDEN CENTURY. No underwriter participated in the transaction. The transaction will be exempt from registration under the Securities Act of 1933, as amended, based upon the provisions of Regulation S.

The following actions were taken based upon the unanimous recommendation of Portage's Board of Directors (the "Board") and the written consent of the Consenting Stockholders:

The Board and the Consenting Stockholders unanimously adopted and approved an amendment to Portage's Articles of Incorporation to increase the number of shares of authorized common stock from 25,000,000 to 150,000,000 shares, par value $0.001 per share. Such amendment is referred to as the "Amended Articles."

The Board of Directors of Portage also approved an amendment to the Articles of Incorporation of Portage to change the name of Portage to American Golden Century Investments Inc. The Consenting
Stockholders also approved the amendment to change the corporate name.

The change in the corporate name became effective by filing the Certificate of Amendment with the Secretary of State of Nevada. Stock certificates representing common stock issued prior to the effective date of the name change will continue to represent the same number of shares, will remain valid, and will not be required to be returned to Portage or the transfer agent for reissuance. New stock certificates issued upon a transfer of shares of common stock after the effective date of the name change will bear the name "American Golden Century Investments Inc." and will have a new CUSIP number. Delivery of existing certificates will continue to be accepted in transactions made by a shareholder after the corporate name is changed.

(b) MANAGEMENTAES DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending March 31, 2005 reflects current assets of $ 0.00 in the form of cash, and total assets of $ 0.00.

We believe that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act. As a result, a related party has advanced a total of $11,117 to cover audit, financial statement preparation and filing fees.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available. Irrespective of whether the cash assets prove to be inadequate to meet operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

ITEM 3.  CONTROLS AND PROCEDURES.

Within 90 days prior to the filing of this report, American Golden Century Investments Inc. carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer, of the design and operation of its disclosure controls and procedures. Based on this evaluation, American Golden Century Investments Inc.AEs Chief Executive Officer concluded that the disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information that American Golden Century Investments Inc. is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SECAEs rules and forms. There have been no significant changes in American Golden Century Investments Inc.AEs internal controls or in other factors that could significantly affect the internal controls subsequent to the date of this evaluation.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Securities Holders

On January 10, 2005, consenting shareholders representing 55.6% of the outstanding issued common shares of the Company, voted in favor of the actions described in the Schedule 14C filed on March 17, 2005. The actions included:

      (a) Proposed change of name to American Golden Century
Investments Inc.

      (b) Increasing the authorized common shares of the Company to 150,000,000.

(c) Proposed share exchange agreement between the Company and Golden Century Investments Inc. (oGolden Centuryoe), a Western Samoa company, involving the issuance of 45,500,000 treasury shares of the Company in exchange for 100% of the issued shares of Golden Century.


On March 17, 2005, a Schedule 14C was filed which detailed information which the Company wished to advise all of its shareholders. The Schedule 14C and related documents were mailed to all shareholders of record on March 28, 2005. Twenty days thereafter, all of the issues were finalized including:

(a) The Nevada Secretary of State was advised of the change of name to American Golden Century Investments Inc.

(b)  The Articles of Incorporation were amended to reflect
150,000,000 shares of common stock being authorized.

      (c) The new directors of the Company are Yi Shen and Hong Ma.

(d) The share exchange agreement entered into by the Company and Golden Century Investments Inc. (oGolden Centuryoe) on February 3, 2005 was concluded and a total of 45,500,000 new treasury shares issued to the shareholders of Golden Century in exchange for all of the outstanding issued shares of Golden Century

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8K

(a) On January 14, 2005 Portage Partners Ltd. filed a Form 8-K announcing Changes in Control of the Company. Yi Shen and Hong Ma acquired control of the Company on January 3, 2005 through the purchase of 1,250,000 shares each of common stock of the Company representing 56% of the outstanding shares. The total consideration paid was $30,900. The source of the funds was personal assets. James P. Beehner and Dorothy Mortenson were the sellers of the shares. Mr. Shen and Mr. Ma are now directors of the Company.

Exhibit 31.1
CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

     I, Yi Shen, the principal executive officer of American Golden Century Investments Inc., a Nevada corporation (the oissueroe), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB for the fiscal period ended March 31, 2005 of the issuer (the oReportoe).

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

     4. The issuerAEs other certifying officer(s) and I are responsible for internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) evaluated the effectiveness of the issuers disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

          c) disclosed in this Report any change in the issuerAEs internal control over financial reporting that occurred during the period covered by the Quarterly Report that is materially affected, or is reasonably likely to materially affect, the issuerAEs internal control over financial reporting.

     5. The issuerAEs other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the issuerAEs auditors and the Audit
Committee of the issuerAEs Board of Directors (or persons performing the equivalent functions):

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuerAEs ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuerAEs internal control over financial reporting.

Dated: May 13, 2005


                                       /s/ Yi Shen

                                        Name: Yi Shen

                                        Title: Principal Executive
Officer

Exhibit 31.2
CERTIFICATION BY PRINCIPAL ACCOUNTING OFFICER

     I, Hong Ma, the principal financial officer of American Golden Century Investments Inc., a Nevada corporation (the oissueroe), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB for the fiscal period ended March 31, 2005, of the issuer (the oReportoe).

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

     4. The issuerAEs other certifying officer(s) and I are responsible for internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

          b) evaluated the effectiveness of the issuers disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

          c) disclosed in this Report any change in the issuerAEs internal control over financial reporting that occurred during the period covered by the Quarterly Report that is materially affected, or is reasonably likely to materially affect, the issuerAEs internal control over financial reporting.

     5. The issuerAEs other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the issuerAEs auditors and the Audit
Committee of the issuerAEs Board of Directors (or persons performing the equivalent functions):

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuerAEs ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuerAEs internal control over financial reporting.

Dated: May 13, 2005


                                       /s/ Hong Ma

                                       Name: Hong Ma

                                       Title: Principal Financial
Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of American Golden Century Investments Inc. (the oCompanyoe) on Form 10-QSB for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the oReportAE), I, Yi Shen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Yi Shen
__Yi Shen________________
Chief Executive Officer
May 13, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of American Golden Century Investments Inc. (the oCompanyoe) on Form 10-QSB for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the oReportAE), I, Hong Ma, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Hong Ma
_Hong Ma_______________
Chief Financial Officer
May 13, 2005




SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   AMERICAN GOLDEN CENTURY
INVESTMENTS INC.


Dated May 13, 2005               /S/ Hong Ma
                                        Hong Ma,
      Secretary and Director