Form 10-Q/A
period 2005-03-31
AMERICAN GOLDEN CENTURY INVESTMENTS INC
filed 2005-09-29
CIK 1094656

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10Q SB/A

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

801 Mahler Rd., Room #108, Burlingame, California, 94010
 (Address of principal executive office)

(650) 552-9168
Issuer's telephone number

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

Check whether the registrant filed all documents and reports required
To be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court. Yes ___ No ___




APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the Issuer's common equity as of May 26, 2005; 50,000,000 shares

Transitional Small Business Disclosure Format (check one) Yes ___ No    X

PART I

FINANCIAL INFORMATION



Item 1.       Financial Statements.



Beckstead and Watts, LLP
Certified Public Accountants
2425 W Horizon Ridge Parkway
Henderson, NV 89052
702.257.1984  tel
702.362.0540 fax


INDEPENDENT ACCOUNTANTS' REVIEW REPORT


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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards established by the Public Company Accounting Oversight Board (United States), the balance sheet of American Golden Century Investments, Inc. (formerly Portage Partners, Ltd.) (a development stage company) as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated September 14, 2004, we expressed an unqualified opinion on those financial statements.

May 12, 2005

American Golden Century Investments, Inc. (formerly Portage Partners,
Ltd.)
(A Development Stage Company)
Balance Sheet
as of
March 31, 2005

and

Statements of Operations
for the Three and Nine Months Ended
March 31, 2005 and 2004,
and For the Period
August 18, 1999 (Inception) to March 31, 2005

and

Cash Flows
for the Nine Months Ended
March 31, 2005 and 2004,
and For the Period
August 18, 1999 (Inception) to March 31, 2005

TABLE OF CONTENTS





                                                                          Page

Independent Accountants' Review Report                                       1

Balance Sheet                                                                2

Statements of Operations                                                     3

Statements of Cash Flows                                                     4

Footnotes                                                                    5

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


                        Three      Three      Nine       Nine        August 18,
                        Month      Month      Month      Month       1999
			Period     Period     Period     Period      (Inception)
			Ended      Ended      Ended      Ended       To
                        Mar. 31/05 Mar. 31/04 Mar. 31/05 Mar. 31/04  Mar. 31/05

Revenues		$0         $0         $0         $0          $0

General and
Administrative
Expenses                3,959       0          21,668     0           43,495

Total Expenses          3,959       0          21,668     0           43,495

Net (Loss)             <3,959>      0         <21,668>    0          <43,495>

Weighted Average       4,500,000  4,500,000   4,500,000 4,500,000
Number of Common Shares
outstanding - basic and
fully diluted

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

Note 3             Change of Entity Name

On May 26, 2005 the Company amended its Articles of Incorporation to change its name to American Golden Century Investments Inc.

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

The Agreement entered into is an ordinary stock-swap agreement containing the standard representations, warranties, and covenants.A key condition precedent to the completion of the transaction was that the GOLDEN CENTURY Stockholders and GOLDEN CENTURY shall have provided Portage with satisfactory evidence that GOLDEN CENTURY had acquired 100% of the ownership of Sichuan Golden Ant Biotechnology Development Limited Company ("Golden Ant China"), a wholly foreign owned enterprise registered in the People's Republic of China ("PRC").

The Agreement was effective upon the Certificate of Amendment to Portage's Articles of Incorporation (as detailed in Portage's Schedule 14C) being filed with the state of Nevada (the "Effective Date"), which was May 26, 2005.

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

Item 2.

(a) MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

The Agreement became effective on May 26, 2005 (the "Effective  Date").

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

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

ITEM 3.  CONTROLS AND PROCEDURES.

Within 90 days prior to the filing of this report, American Golden Century Investments Inc. carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer, of the design and operation of its disclosure controls and procedures. Based on this evaluation, American Golden Century Investments Inc.'s Chief Executive Officer concluded that the disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information that American Golden Century Investments Inc. is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in American Golden Century Investments Inc.'s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of this evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Securities Holders

On January 10, 2005, consenting shareholders representing 55.6% of the outstanding issued common shares of the Company, voted in favor of the actions described in the Preliminary Schedule 14C filed on March 17, 2005. The actions included:

     (a) Proposed change of name to American Golden Century Investments Inc.




     (b) Increasing the authorized common shares of the Company to 150,000,000.

(c) Proposed share exchange agreement between the Company and Golden Century Investments Inc. ("Golden Century"), a Western Samoa company, involving the issuance of 45,500,000 treasury shares of the Company in exchange for 100% of the issued shares of Golden Century.

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

(d) The share exchange agreement entered into by the Company and Golden Century Investments Inc. ("Golden Century") on February 3, 2005 was concluded on April 19,2005 and a total of 45,500,000 new treasury shares issued to the shareholders of Golden Century in exchange for all of the outstanding issued shares of Golden Century

A Definitive Schedule 14 ( C ) was inadvertently filed later than required, on May 5, 2005. There were no dissenting shareholders to the transaction in response to the Schedule 14 (C ) which was mailed on March 28,2005 nor have there been any dissenting shareholders since.

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



Exhibit 31.1
CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

     I, Yi Shen, the principal executive officer of American Golden Century Investments Inc., a Nevada corporation (the "issuer"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB for the fiscal period ended March 31, 2005 of the issuer (the "Report").

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

Dated: May 13, 2005


                                       /s/ Yi Shen
                                        Name: Yi Shen

                                        Title: Principal Executive Officer




Exhibit 31.2
CERTIFICATION BY PRINCIPAL ACCOUNTING OFFICER

     I, Hong Ma, the principal financial officer of American Golden Century Investments Inc., a Nevada corporation (the "issuer"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB for the fiscal period ended March 31, 2005, of the issuer (the "Report").

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

                                       Name: Hong Ma

                                       Title: Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of American Golden Century Investments Inc.(the "Company") on Form 10-QSB for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Yi Shen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


/s/ Yi Shen
__Yi Shen________________
Chief Executive Officer
May 13, 2005




Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of American Golden Century Investments Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Hong Ma, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	(1)	The Report fully complies with the requirements of Section 13(a) or 15(d)
of the Securities Exchange Act of 1934; and



Page 1155


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


Page 22