Form 10KSB
AMERICAN GOLDEN CENTURY INVESTMENTS INC
filed 2006-04-25
CIK 1094656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB

--------------------------------------------------------------------------------

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

for the fiscal year ended June 30, 2005

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange

Act of 1934

For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

Commission file number: 000-32281

American Golden Century Investments, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	76-0616473
(State or Other Jurisdiction	(I.R.S. Employer I.D. No.)
incorporation or organization)

19th Floor, Tongmei Building, No. 76, the First Section of JIanshe beilu, ChengDu City, PRC	610051
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number	0086-028-83371069，0086-028-83399631

Portage Partners Ltd. #400 - 601 W. Broadway, Vancouver, BC, Canada,V5Z 4C2
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

--------------------------------------------------------------------------------

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form  10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) YES [ ] NO [X]

The issuer's revenues for the fiscal year ended June 30, 2005 was US$ 201,613.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: N/A

As of June 30, 2005, the registrant had outstanding 50,000,000 shares of par value $0.001 common stock.

Transitional Small Business Disclosure Format: Yes     No X

Table of Contents

Page

PART I

1

Item 1  Description of Business.

1

Item 2  Description of Property.

3

Item 3  Legal Proceedings.

4

Item 4  Submission of Matters to a Vote of Security Holders.

4

PART II

4

Item 5  Market for Company's Common Stock and Related Stockholder Matters.

4

Item 6  Management's Discussion and Analysis or Plan of Operation.

4

Item 7  Index to Financial Statements.

9

Item 8  Changes in and Disagreements with Accountants on Accounting and

            Financial Disclosures.                                                                                         9

PART III

9

Item 9  Directors, Executive Officers, Promoters and Control Persons;

            Compliance with Section 16(a) of the Exchange Act.                                        9

Item 10  Executive Compensation.

9

Item 11  Security Ownership of Certain Beneficial Owners and Management.

10

Item 12  Certain Relationships and Related Transactions.

10

Item 13  Exhibits and Reports on Form 8-K.

10

Item 14  Principal Accountant Fees and Services.

11

FINANCIAL STATEMENTS

F-1

EXHIBIT INDEX

F-14

PART I

Certain statements in this Form 10-KSB constitute "forward-looking statements."  These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  The forward-looking statements in this Form 10-KSB are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will", "estimate", "continue" and other similar expressions regarding our intent, belief and current expectations.  However, these words are not the exclusive means of identifying such statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements.  Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, many of which are beyond our control.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-KSB with the Securities and Exchange Commission.  Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-KSB, including those set forth under "Risk Factors".

Item 1  Description of Business.

General Description of Registrant

American Golden Century Investments Inc., formerly known as Portage Partners Ltd., was incorporated on August 18, 1999 (“American Golden Century” or “Company”) pursuant to the provisions of the General Corporation Act of the State of Navada. On August 20, 1999, the Company received from David R. Mortenson & Associates, a Texas General Partnership, the rights to distribute and produce, in the state of Michigan, an oxygen enriched water product for fish farming, aquaculture, mariculture, poultry raising, and for treating animal waste from dairies, feedlots of all kinds, and for other similar uses.  These production and distribution rights were received from Mortenson in exchange for 2,000,000 shares of common stock.  Mortenson acquired these rights from the inventors of the product, N. W. Technologies, Inc. under a distribution agreement.  Several months later the contract granting David R. Mortenson & Associates rights to the technology was withdrawn.  Mortenson sued N.W. Technologies Inc. in Harris County Court, Houston Texas.

To compensate for the possibility that we could lose our principal asset and the obvious delay that this dispute and court action has caused, David R. Mortenson & Associates agreed to suspend all financial requirements that were due or would be due in the future until the dispute with NW was resolved.  They also agreed to grant an alternative license to American Golden Century, Ltd. for the distribution of vitamin and herbal supplements for the states of Arkansas and Tennessee.  This license would enable us to create a business plan and start the process of getting into business.

On November 5, 2004, James P. Beehner resigned as President and Director. Dorothy A. Mortenson resigned as Secretary/Treasurer and Director. On the same day, Hong Ma was elected Chief Executive Officer and Director, Yi Shen was elected as President, Chief Financial Officer and Director.

On January 3, 2005, Yi Shen and Hong Ma acquired control of the Company through the purchase of 1,250,000 shares each of common stock of the Company representing 56% of the outstanding shares.

On February 3, 2005, we entered into an Agreement and Plan of Reorganization with Golden Century and its original stockholders pursuant to which we acquired all of the issued and outstanding shares of Golden Century from said stockholders in exchange for 45,500,000 shares of restricted (as defined in Rule 144 of the Securities Act of 1933, as amended) common stock of American Golden Century (the “Reorganization”). As a result of the combination with Golden Century, American Golden Century commenced conducting operations in the People’s Republic of China (“PRC”) through the wholly-owned sub-subsidiary, Sichuan Golden Ant Biotechnology Development Limited Company (“Golden Ant China”).

Golden Century

Golden Century was incorporated on July 9, 2004 in Western Samoa. At the time of incorporation, Golden Century’s authorized capital was US $ 15,000 divided into 150,000,000 shares of US$0.0001 each. Prior to the Reorganization, there were 35,200,000 issued and outstanding ordinary shares.

On November 8, 2004, Golden Century acquired all the equity interests in Golden Ant China in consideration of RMB 2,100,000 (approximately $253,424). Effective as of November 13, 2004, Golden Century became the sole shareholder of Golden Ant China and Golden Ant China became a wholly foreign-owned enterprise as defined by Chinese laws.

Golden Ant China

Golden Ant China is a limited liability company incorporated in the PRC on August 22, 2002. Since Golden Century’s acquisition of Golden Ant China on November 8, 2004, Golden Ant China has changed its status to become a wholly foreign owned enterprise. The Articles of Association provide for a term of 20 years with registered capital of RMB 2,000,000 (approximately equivalent to US$241,000).  Prior to the acquisition by Golden Century, Golden Ant China was owned by Yi Shen (51%) and Hong Ma (49%). On November 8, 2004, Golden Century acquired 100% of Golden Ant Century from Yi Shen and Hong Ma for cash.

Golden Ant China, as the sole business operation of American Golden Century, is engaged in the research, development and production of food additives and supplements. As a result of certain internally developed technologies and breeding programs for the polyrhachis ricina roger, the only species of ant permitted by the PRC Ministry of Health for use in food and medicines, Golden Ant China has produced four main products.  The products are sold under three major brands: “Zhuangyuanzi” for powder and wine, “Heijin” for tablet, “Heneng” for capsules. All of these products have been granted the Approval Certificate for Food and Food Product issued by the Bureau of Health for Sichuan Province.  Golden Ant China has also submitted applications for the registration of the trademarks “Lichi”, “Zhenniubi”, “Heneng” and “Heijin”. Golden Ant China has applied patent for an ant powder production method to the State Intellectual Properties Office in China (patent application number 200410032783.8), and has been notified by the State Intellectual Properties Office of its formal acceptance of the patent application on April 22, 2004.

Golden Ant China has its own research and product development team, and has developed specific know-how for breeding of polyrhachis ricina roger and the production of ant related products.  It employs qualified professionals in research and product development and innovation.  In December 2003, Golden Ant China was awarded Quality System Certificate by China National Import & Export Commodities Inspection Corporation Quality Certification Center for compliance with the standard “ISO9001: 2000” in the area of development, production of “Zhuangyuanzi” Ant Wine and Ant Powder.

Golden Ant China has been marketing and selling its products primarily through sales agencies in the PRC.  The main sales agency is Shenzhen Green Giant Technology Company Limited (the “Green Giant”). Green Giant focuses on marketing of green food. Green Giant entered into a sales agreement with Golden Ant China to market its products.  Green Giant has 37 stores in China and electronic business platform, an experienced marketing team, and a distribution system.

Golden Ant China also established its own sales counters in large chain stores located in southwestern and northwestern China. It has set up seven such retail counters and developed four long term customers.

Employees

As of June 30, 2005, we had 32 employees.

Item 2  Description of Property.

The Company entered into a lease agreement with Chendu Tongmei Property Management Co. Ltd., under which the Company rented the office with a floor area approximately 547.5 square meters located at 19th floor, Tongmei Building as our principal executive office.  The term of the lease is 1 year, from November 9, 2004 to November 8, 2005.  The rent from November 9, 2004 to November 8, 2005 is approximately US$ 3982 per quarter.

In addition, the Company entered into a lease agreement with Sichuan Chuanxin Real Estate Development Co., Ltd., under which the Company rented the office with the floor area approximately 158.29 square meters located at 6th floor, Gaosheng Building.

The term of the lease is 1 year, from September 21, 2004 to September 20, 2005, and the rent is approximately US$ 520 per month.

The Company also entered into a lease agreement with Shanghai Beidian Communication Technology Company to rent the office with the floor area approximately 161.26 square meters located at 12th floor, Wanxingyuan. The term of the lease is 1 year, from May 10, 2004 to May 9, 2005, and the rent is approximately US$ 390 per month.

Item 3  Legal Proceedings.

We have no pending legal proceedings.  From time to time, we may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business.

Item 4  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a shareholder vote during the 2004 fiscal year; however one information statements were filed during 2004.

An information statement on Schedule 14C was filed with the SEC and mailed to shareholders in May 2005. The information statement informed shareholders that, pursuant to majority written consent of our shareholders, we adopt and approved an amendment to the Article of Incorporation to increase the number of shares of authorized common stock from 25,000,000 to 150,000,000 shares with par value $0.001 per share. In addition, we also amended the Article of Incorporation to change the Company’s name from Portage Partners Ltd. to American Golden Century Investments Inc. Furthermore, we entered into an Agreement and Plan of Reorganization with Golden Century and its shareholders.

PART II

Item 5   Market for Company's Common Stock and Related Stockholder Matters.

There is no public trading market for the Company's securities.

Item 6  Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

This Form 10-KSB annual report of American Golden Century contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "plans", "intends", "anticipate", "believe", "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss its future expectations contain projections of its future results of operations or of its financial condition or state other "forward-looking" information. American Golden Century believes that it is important to communicate its future expectations to its investors. However, there may be events in the future that American Golden Century is not able to accurately predict or control. This Form 10-KSB provides examples of risks, uncertainties and events that may cause American Golden Century’s actual results to differ materially from the expectations that American Golden Century describes in its forward-looking statements. You should be aware that the occurrence of the events described as risk factors and elsewhere in this Form 10-KSB could have a material adverse effect on its business, operating results and financial condition.

BUSINESS DESCRIPTION

American Golden century, Inc. ("American Golden century ", "We", "Us", "Our" or the "Company") , formerly known as Portage Partners Ltd , was incorporated on August 18, 1999 under the provisions of the General Corporation Act of the State of Nevada.

On February 3, 2005, we entered into an Agreement and Plan of Reorganization (the “Agreement”) with Golden Century Investments, Inc. (“Golden Century”) and its original stockholders pursuant to which we acquired all of the issued and outstanding shares of Golden Century from said stockholders in exchange for 45,500,000 shares of restricted (as defined in Rule 144 of the Securities Act of 1933, as amended) common stock of American Golden Century. On November 8, 2004, Golden Century acquired all the equity interests of Sichuan Golden Ant Biotechnology Development Limited Company (“Golden Ant China”), a People’s Republic of China Company, in consideration of RMB 2,100,000 (approximately $253,424). Effective as of November 13, 2004, Golden Ant China became the of 100% interest subsidiary of golden century. As of February 3 ,2005 , with the completion of our reorganization with Golden Century and its original stockholders , Golden ant China become the company’s sole operating subsidiary. The company through its sole operating subsidiary of Golden Ant China is engaged in the research, development and production of food additives and supplements.

BUSINESS OVERVIEW

As of June 30, 2005 the company has a working capital deficit of $5,534,713 and an accumulated deficit of $5,689,098.  For the year ended June 30, 2005 the Company had a net loss of $2,720,665.  These factors raise certain doubt about the Company’s ability to continue as a going concern.  Management is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which will enable the Company to implement its business plan.  Management believes that if these plans are successful that they will be able to continue as a going concern.

Significant Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the saleability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We must make estimates of the collectability of accounts receivable. We analyze historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if we make different judgments or use difference estimates.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, we must include a tax provision or reduce our tax benefit in the statements of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We believe, based on a number of factors including historical operating losses that we will not realize the future benefits of a significant portion of our net deferred tax assets and we have accordingly provided a full valuation allowance against our deferred tax assets. However, various factors may cause those assumptions to change in the near term.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

Our operating results are presented on a consolidated basis for the year ended June 30, 2004, as compared to for the year ended June 30, 2005.

Item	2005	2004	comparisons
	Amount	Amount	Growth in amount	Increase/decrease in percentage (%)
	US$0	US$0	US$0
Revenues	201,613	296,349	(94,736)	(32%)
Costs of goods sold	412,062	287,078	124,984	44%
Gross Profit (Loss)	(210,449)	9,271	(219,720)	(2370%)
Sales & marketing expenses	395,194	771,617	(376,423)	(49%)
General &administrative	1,018,137	270,724	747,413	276%
R&D	12,313	22,762	(10,449)	(46%)
D&A	21,927	12,387	9,540	77%
Interest expenses	140,205	82,471	57,734	70%
Other expenses	1,050,738	1,063,985	(13,247)	(1%)
Loss before income tax	(2,720,665)	(2,132,204)	(588,461)	28%
Net Loss	(2,720,665)	(2,132,204)	(588,461)	28%

Net loss

For twelve months ended June 30, 2005, the company suffered a net loss of $ 2,720,665 in 2005, representing an increase of 28% from a net loss of $ 2,132,204 for 2004. This increase in net loss is attributable primarily to the following factors: (1) a 32% decrease in sales; (2) a 2370% decrease in gross profit margins from 3% in 2004 to a negative 104% in 2005; and (3) a 276% increase in general and administrative expenses.

Revenues

For twelve months ended June 30, 2005, the company achieved net revenues were $201,613, representing a decrease of 32%, when compared to the corresponding periods of 2004.  The decrease in net revenues was due to a combination of: (1) a decrease in production of ant products;(2) the drop in product sales was primarily caused by the limited  production of sales of  ant products; and (3) The management, from the beginning of the fiscal year of 2005, deliberately slowed down the ant related business and managed to expand into the business of a special high performance paper materials that are widely used in such exacting areas as aerospace, and defense.

We believe that our revenues for 2006 will improve and may exceed our total revenues for 2005. We should continue to experience a greater contribution from the new products, solutions and geographical markets. These anticipated revenue opportunities include the expected growth of special high performance paper materials that are widely used in such exacting areas as aerospace, and defense.

Cost of Goods Sold.

For twelve months ended June 30, 2005, our total costs of sales were $412,062 for 2005 and $287,078 for 2004, respectively, which represented an increase of 44% when compared to the corresponding periods for twelve months ended June 30, 2004. The increase in cost of good solds was primarily attributable to increased costs of raw materials, as well as an increase in the costs of labor and shipping our products.

Gross profit

The Company suffered a gross loss $210,449 for the twelve months ended June 30, 2005, representing a decrease of $219,720 or a negative 2370%, compared to $9,271 for the twelve months ended June 30, 2004. Gross margin, as a percentage of revenues, decreased from 3% for the twelve months ended June 30, 2004, to a negative104%for the twelve months ended June 30, 2005. The decrease in gross margin was primarily attributable to increased cost of goods sold including costs of raw materials, as well as an increase in the costs of labor and shipping our products.

General and Administrative Expenses.

The Company incurred general and administrative expenses for twelve months ended June 30, 2005, were $1,018,137, an increase of $747,413 or 276% from $ 270,724 for twelve months ended June 30, 2004. The increase in general and administrative expense was primarily attributable to increased consulting fees incurred at the parent company level during 2005.

Depreciation Expense.

Depreciation expense for twelve months ended June 30, 2005 was $21,927, an increase of $9,540 from $12,387 for twelve months ended June 30, 2004. This increase is due primarily to property additions during 2004.

Interest Expense.

Interest expense for twelve months ended June 30, 2005, was $140,205 as compared to only $82,471 for twelve months ended June 30, 2004. The Company financed the ants by receiving deposits for the value of the ants and then buys the ants back one year later. Under the terms of the purchase buyback on the ants the Company pays back the old deposits with 20 to 26 percent interest one year later. The Company received deposits of $5,498,616 and $2,442,615 for the years ending June 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

As of June 30, 2005, American golden century investments, Inc. had $93,165 cash on hand, compared to $142,090 cash and cash equivalents on hand as of June 30, 2004.

Also, as of June 30, 2005 accounts payable and deposit payable was $6,047,836, loans payable was $618,580 and other payables and accrued liabilities were $35,855. The Company's accounts receivable for the year ended June 30, 2005 was $40,532. Based on past performance and current expectations, we don’t believe our cash and cash equivalents and cash generated from operations will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations.

Item 7  Index to Financial Statements.

The Financial Statements can be found immediately following Item 14 below.

Item 8  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

There have been no changes or disagreements with the Company's independent outside auditor.

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the names of all of our current directors and executive officers as of June 30, 2005.  These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified.

Name and Address	Age	Position
Yi Shen	44	Chairman of Board of Directors/Director/ Chief Financial Officer
Hong Ma	41	Director/President/ Chief Executive Officer

Yi SHEN: Mr. Yi SHEN is the founder and chairman of board of directors of Golden Ant China since August 2002.  From June 1989 to July 2002, he worked for Chengdu Yifeng Company as an executive director and general manager. He has an undergraduate degree from Chongqing Medical University in China.

Hong MA: Mr. Hong MA has been our president and director of Golden Ant China in charge of the daily operation of the Company since August 2002. From August 1999 to July 2002, he worked for Chengdu Jialong Tianyi Business Company as its general manager. He has an undergraduate degree from West Management School in China.

There are no family relationships among our directors or officers.

Item 10  Executive Compensation.

During the year ended June 30, 2005, the officers of the Company received no salary or benefits.  At the present time none of the officers or directors receives any salaried compensation for their services. The Company has no formal policy or plan regarding payment of salaries, but should it pay them, it would be in conformance with general business considerations as to the payment of same, such as the desire to compensate officers and employees for time spent on behalf of the Company. No retirement, pension, profit sharing, stock option or insurance programs or similar programs have been adopted by the Company for the benefit of its employees.

No executive officer or director of the Company holds any option to purchase any of the Company's securities.

Item 11  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of June 30, 2005 and (i) all persons who are known to us to be beneficial owners of five percent or more of the common stock, (ii) each of our Directors, (iii) the Named Executive Officers named in the "Executive Compensation" section of this prospectus and (iv) all current Directors and executive officers as a group.

Name	Positions Held	Shares Owned	Percentage held
Yi Shen	Chairman of Board of Directors/Director/ Chief Financial Officer	7,063,635	14.13%
Hong Ma	Director/President/ Chief Executive Officer	7,063,635	14.13%
Ze Zhi, Niu	None	5,802,070	11.6%
Gui Fang Xu	None	5,802,070	11.6%
All directors and executive officers as a group (2 persons)		14,127,270	28.26%

Item 12  Certain Relationships and Related Transactions.

None

Item 13  Exhibits and Reports on Form 8-K.

(a) (1) Our audited financial statements are included in this Annual Report on Form 10-KSB.

(a) (2) The following exhibits are being filed herewith.

Exhibit No.	Description

3.1*	Certificate of Incorporation filed on April 20,2005
10.1*	Agreement and Plan of Reorganization, dated as of February 3, 2005, by and among American Golden Century, Golden Century and Golden Century shareholders.

* Previously filed

 (b) Reports on Form 8-K.   We filed a Current Report on Form 8-K on April 20, 2005 to announce the acquisition of Golden Century.

Item 14  Principal Accountant Fees and Services.

The following table shows the aggregate fees billed us for professional services by Beckstead and Watts, LLP as our independent auditors for fiscal years 2004 and 2005:

	FISCAL 2005	FISCAL 2004
Audit Fees	$30,000	$80,000.00

Audit-Related Fees	$2,015.94	$550.00

Tax Fees	$0	$0

All Other Fees	$5,451.29	$2,925.00

Total	$37,467.23	$11,475.00

Audit Fees.  This category includes the aggregate fees billed for professional services rendered for the audits of our consolidated financial statements for fiscal years 2005 and 2004, for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during fiscal 2005 and 2004, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

Audit-Related Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by the independent auditors that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under "Audit Fees," and generally consist of fees for other attest engagements under professional auditing standards, accounting and reporting consultations, internal control-related matters, and audits of employee benefit plans.

Tax Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.

 All Other Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for products and services provided by the independent auditors that are not reported above under "Audit Fees," "Audit-Related Fees," or "Tax Fees."

SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

American Golden Century Investments, Inc.

Dated: April 18, 2006	By: /s/ Yi Shen
---------------	-------------------------------
Yi Shen,
President, Chief Financial Officer and Director

Dated: April 18, 2006	By: /s/ Hong Ma
---------------	-------------------------------
Hong Ma
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the date as indicated.

Dated: April 18, 2006	By: /s/ Yi Shen
---------------	-------------------------------
Yi Shen
President, Chief Financial Officer and Director

Dated: April 18, 2006	By: /s/ Hong Ma
---------------	-------------------------------
Hong Ma
Chief Executive Officer

13

AMERICAN GOLDEN CENTURY INVESTMENTS, INC.

 (A DEVELOPMENT STAGE COMPANY)

  REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

AND

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004

AMERICAN GOLDEN CENTURY INVESTMENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm

F-2

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of June 30, 2005 and 2004

F-3

Consolidated Statements of Operations for the Years Ended June 30, 2005 and 2004 and for the

Period from August 22, 2002 (Date of Inception) through June 30, 2005

F-4

Consolidated Statements of Shareholders’ Deficit for the Period from August 22, 2002 (Date of

Inception) Through June 30, 2003 and for the years ended June 30, 2004 and 2005

F-5

Consolidated Statements of Cash Flows for the Years Ended June 30, 2005 and 2004 and for the

Period from August 22, 2002 (Date of Inception) through June 30, 2005

F-6

Notes to Consolidated Financial Statements

F-7

HANSEN, BARNETT & MAXWELL

A Professional Corporation

        CERTIFIED PUBLIC ACCOUNTANTS

Registered with the Public Company

                       5 Triad Center, Suite 750

                  Accounting Oversight Board

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

American Golden Century Investments, Inc.

We have audited the accompanying consolidated balance sheets of American Golden Century Investments, Inc. and subsidiaries, a development stage company, as of June 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended and for the period from August 22, 2002 (date of inception) through June 30 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Golden Century Investments, Inc. and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and cash flows for the years ended June 30, 2005 and 2004, and for the period from August 22, 2002 (date of inception) through June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring operating losses, has negative working capital and a large amount of short term loans and deposits payable.  These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

March 10, 2006

AMERICAN GOLDEN CENTURY INVESTMENTS, INC

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	June 30,
	2005	2004
ASSETS
Current assets:
Cash	$93,165	$142,090
Accounts receivable	40,532	34,089
Inventory	306,279	377,074
Prepaid expenses	39,908	285,976
Other receivables, less allowance for doubtful
accounts of $78,139 and $0, respectively	387,601	98,396
Due from a related company	13,517	13,878
Due from directors and stockholders	303,732	73,328
Total Current Assets	$1,184,734	$1,024,831

Non-Current Assets:
Property and equipment, net	93,927	100,300
Other investment at cost	24,136	24,135
Total Non-Current Assets	118,063	124,435
Total Assets	$1,302,797	$1,149,266

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable and deposits payable	$6,047,836	$2,879,354
Loans payable	618,580	618,573
Other payables and accrued liabilities	35,855	238,577
Value added tax payable	181	431
Other taxes payable	5,878	7,042
Due to a related company	11,117	-
Total Current Liabilities	$6,719,447	$3,743,977

Shareholders’ Deficit
Common shares $0.001 par value: 150,000,000 shares authorized; 50,000,000 and 4,500,000 shares issued and outstanding	50,000	4,500
Additional paid-in capital	222,751	319,687
Deficit accumulated during the development stage	(5,689,098)	(2,918,726)
Accumulated other comprehensive loss	(303)	(172)
Total Shareholders’ Deficit	(5,416,650)	(2,594,711)
Total Liabilities and Shareholders’ Deficit	$1,302,797	$1,149,266

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDEN CENTURY INVESTMENTS, INC

(A DEVELEOPMENT STATE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,		For the Period from August 22, 2002 (Date of Inception) through June 30, 2005
	2005	2004
Revenue
Net Sales	$63,154	$29,932	$98,984
Breeding fees	138,459	266,417	458,872
Total Revenues	201,613	296,349	557,856

Cost of sales	412,062	287,078	699,750
Gross Profit (Loss)	(210,449)	9,271	(141,894)

Operating Expenses
Selling expenses	395,194	771,617	1,365,246
General and administrative expenses	1,018,137	270,724	1,385,417
Depreciation	21,927	12,387	37,781
Other	11,907	-	11,907
Research and development	12,313	22,762	48,343
Total Operating Expenses	1,459,478	1,077,490	2,848,694
Loss From Operations	(1,669,927)	(1,068,219)	(2,990,588)

Non-Operating Income (Expenses)
Interest income	1,106	382	1,794
Interest expense	(140,205)	(82,471)	(222,676)
Other income	59,247	148	59,398
Other expenses	(3,042)	(12,494)	(16,169)
Financial expense	(967,844)	(969,550)	(2,471,150)
Total Non-Operating Expenses	(1,050,738)	(1,063,985)	(2,648,803)
Loss Before Income Taxes	(2,720,665)	(2,132,204)	(5,639,391)
Income tax expense	-	-	-
Net Loss	$(2,720,665)	$(2,132,204)	$(5,639,391)
Basic and Diluted Loss Per Share	$(0.05)	$(0.04)
Weighted Average Common Shares Outstanding	50,000,000	50,000,000

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDEN CENTURY INVESTMENTS, INC

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stage	Loss	Total

Balance - August 22, 2002, Date of inception	-	$-	$-	$-	$-	$-

Capital contribution from stockholders	4,500,000	4,500	237,216	-	-	241,716

Net loss for the period from August 22,
2002 (Inception) to June 30, 2003	-	-	-	(786,522)	-	(786,522)
Translation adjustment	-	-	-	-	6	6
Comprehensive loss						(786,516)
Balance at June 30, 2003	4,500,000	4,500	237,216	(786,522)	6	(544,800)

Imputed interest on notes payable to shareholders	-	-	82,471	-	-	82,471

Net loss for the year	-	-	-	(2,132,204)	-	(2,132,204)
Translation adjustment	-	-	-	-	(178)	(178)
Comprehensive loss						(2,132,382)
Balance at June 30, 2004	4,500,000	4,500	319,687	(2,918,726)	(172)	(2,594,711)

Distribution to shareholders of Golden Century
Investments, Inc.	-	-	(237,141)	(4,207)	-	(241,348)

Imputed interest on notes payable to shareholders	-	-	140,205	-	-	140,205

Reorganization of Golden Century Investments, Inc.
into American Golden Century Investments, Inc.	45,500,000	45,500	-	(45,500)	-	-

Net loss for the year	-	-	-	(2,720,665)	-	(2,720,665)
Translation adjustment	-	-	-	-	(131)	(131)
Comprehensive loss						(2,720,796)
Balance at June 30, 2005	50,000,000	$50,000	$222,751	$(5,689,098)	$(303)	$(5,416,650)

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDEN CENTURY INVESTMENTS, INC

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,		For the Period from August 22, 2002 (Date of Inception) through
	2005	2004	June 30, 2005
Cash Flows From Operating Activities
Net loss	$(2,720,665)	$(2,132,204)	$(5,639,391)
Adjustments to reconcile net loss to cash (used in)
provided by operating activities:
Depreciation	21,927	12,387	37,781
Translation adjustment	(131)	(178)	(303)
Imputed interest on notes payable to shareholders	140,205	82,471	222,676
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(6,443)	(172)	(40,532)
Inventories	70,795	116,145	(306,279)
Prepaid expenses	246,068	(268,553)	(23,250)
Other current assets	(289,205)	(81,075)	(404,259)
Increase (decrease) in:
Accounts payable and deposits payable	3,168,482	1,791,929	6,047,836
Other payables and accrued liabilities	(202,722)	55,681	35,855
Value added tax payable	(250)	202	181
Other taxes payable	(1,164)	4,273	5,878
Net cash provided by (used in) operating activities	426,897	(419,094)	(63,807)

Cash Flows From Investing Activities
Other investment	-	-	(24,136)
Purchase of property and equipment	(15,555)	(56,927)	(131,708)
Net cash used in investing activities	(15,555)	(56,927)	(155,844)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	-	241,716
Notes payable	7	618,573	618,580
Due to/from related company	11,478	4,222	(2,400)
Due from directors and shareholders	(230,404)	(69,768)	(303,732)
Distribution to shareholders	(241,348)	-	(241,348)
Net cash provided by (used in) financing activities	(460,267)	553,027	312,816

Net Change in Cash	(48,925)	77,006	93,165

Cash at the Beginning of the Year	142,090	65,084	-

Cash at the End of the Year	$93,165	$142,090	$93,165

Supplemental Cash Flow Information
Interest paid	$967,844	$969,550	$2,471,150

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDEN CENTURY INVESTMENTS, INC

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTE 1.  ORGANIZATION AND NATURE OF OPERATIONS

Organization—American Golden Century Investments Inc. (American Golden), formerly Portage Partners Ltd. (Portage), was incorporated as a public Nevada corporation, on August 18, 1999.  On January 3, 2005 Yi Shen and Hong Ma each purchased 1,250,000 shares of Portage, giving them 56% ownership.  On April 19, 2005, the Company changed its name to American Golden Century Investments Inc. (the Company).

On May 26, 2005, the Company purchased 100% of Golden Century Investments, Inc. (Golden Century), by issuing the Golden Century shareholders 45,500,000 shares of the Company’s common stock for 100% of the shares of Golden Century’s common stock.  The acquisition gave Golden Century stockholders 91% of the Company’s outstanding stock.  Yi Shen and Hong Ma owned controlling interests in both of the companies before and after the acquisition.

Golden Century was incorporated on July 9, 2004 as a Samoa international company. Sichuan Golden Ant Biotechnology Development Company Limited (a development stage company) (the Ant Company) was incorporated on August 22, 2002 as a People’s Republic of China (“PRC”) Limited company. Golden Century purchased the Ant Company on November 8, 2004.  Golden Century paid the shareholders of the Ant Company $253,424 for 100% of the Ant Company stock.  These two companies were also under common control by Yi Shen and Hong Ma before and after the merger.

Since, there was common control between the companies before and after the acquisitions, the financial statements have been prepared as though the entities were one company from their inception.

American Golden and its subsidiaries, on a consolidated basis, are referred to herein as the Company.

Nature of Operations—The Company buys a specific kind of ant called Polyrhachis Ricina Roger.  The Company will breed the ants, sell some ants and process some of them into powder to be marketed as a health food supplement.

Business Condition—As of June 30, 2005 the company has a working capital deficit of $5,534,713 and an accumulated deficit of $5,689,098.  For the year ended June 30, 2005 the Company had a net loss of $2,720,665.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which will enable the Company to implement its business plan.  Management believes that if these plans are successful that they will be able to continue as a going concern, but there is no assurance that they will be successful.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Translating Financial Statements— The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the operating subsidiaries in China is the Chinese Yuan (Renminbi); however, the accompanying financial statements have been expressed in United States dollars. The accompanying consolidated balance sheets have been translated into U.S. dollars at the exchange rates prevailing at each balance sheet date. The accompanying consolidated statements of operations have been translated using the average exchange rates prevailing during the periods of each statement.

Consolidation—The accompanying consolidated financial statements include the accounts and operations of American Golden and of its wholly owned subsidiaries, Golden Century and The Ant Company. All significant inter-company balances and transactions have been eliminated in consolidation.

Accounting Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Fair Values of Financial Instruments—The carrying amounts reported in the balance sheets for cash, accounts receivables, due from directors and shareholders, accounts payable and deposits payable, loans payable and due to related parties approximate their fair values due to their short-term nature.

AMERICAN GOLDEN CENTURY INVESTMENTS, INC

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash—Cash includes cash on hand and demand deposits with a bank with a maturity of three months or less.

Trade Receivables and Allowance for Doubtful Accounts-Trade receivables are carried at original invoiced amounts less an allowance for doubtful accounts.

Inventory- Inventories are stated at the lower of average cost or net realizable value.

Valuation of Long-lived Assets-The carrying values of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections were to indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the projected discounted cash flows.

Property and Equipment-Gains and losses on disposal of property, plant and equipment are determined by reference to their carrying amounts.

Property and equipment are stated at cost.  Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Assets	Life
Motor vehicles	5 Years
Furniture and equipment	5 Years
Leasehold improvements	Term of Lease

Maintenance and repairs are charged to expense as incurred and major improvements are capitalized.  Gains or losses on sales or retirements are included in the statements of operations in the year of disposition. Depreciation expense was $21,927 and $12,387 for the years ended June 30, 2005 and 2004, respectively.

Revenue Recognition—The Company recognizes revenue when it is realized and earned.  The Company considers revenue realized or realizable and earned when (1) it has persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured.  Delivery does not occur until products have been shipped to the client, risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in client acceptance provisions have been satisfied.  The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

Cost of Revenue— Cost of revenues include wages, materials, handling charges, and other expenses associated with the process and delivery of product.

Retirement Benefit Plans—The Company contributes to various employee retirement benefit plans organized by provincial governments under which it is required to make monthly contributions to these plans at rates prescribed by the related provincial governments. The provincial governments undertake to assume the retirement benefit obligations of all existing and future retired employees of the Company. Contributions to these plans are charged to expense as incurred.

Comprehensive Income - Other comprehensive income presented in the accompanying consolidated financial statements consists of cumulative foreign currency translation adjustments.

Research and Development—Research and development expenditures are recorded as expenses at the period they occurred and were $12,313 and $22,762 for the years ended June 30, 2005 and 2004, respectively.

Income Taxes—The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any tax credit carry forwards available.  Deferred tax assets and liabilities are

AMERICAN GOLDEN CENTURY INVESTMENTS, INC

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company is not subject to any income taxes in the United States.  All income tax is to be paid to the PRC since the operations of the company are maintained in China.  The PRC income tax is computed according to the relevant laws and regulations in the PRC.

Business Taxes—The Company also incurs various other taxes, primarily comprised of business tax, value-added tax, urban construction tax, education surcharges and etc. Any unpaid amounts are reflected on the balance sheets as value added tax and other taxes payable.  For the years ended June 30, 2005 and 2004 the value added tax was $181 and $431, while other taxes payable for those periods were $5,878 and $7,042, respectively.

Credit Risk—The carrying amounts of accounts receivable included in the balance sheets represent the Company’s exposure to credit risk in relation to its financial assets. No other financial assets carry a significant exposure to credit risk.

Interest Rate Risk—The Company is exposed to the risk arising from changing interest rates, which may affect the ability of repayment of existing debts and viability of securing future debt instruments within the PRC.

Basic and Diluted Loss Per Share—Basic earnings (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding.  There are no potentially issuable shares.  The shares issued in connection with the reorganizations have been treated as outstanding for all periods in the computation of loss per share.

Recently Enacted Accounting Standards— In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company beginning on January 1, 2006.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R also supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. In general, the accounting required by SFAS 123R is similar to that of SFAS No. 123. However, SFAS No. 123 gave companies a choice to either

AMERICAN GOLDEN CENTURY INVESTMENTS, INC

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

recognize the fair value of stock options in their income statements or disclose the pro forma income statement effect of the fair value of stock options in the notes to the financial statements. SFAS 123R eliminates that choice and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period. SFAS 123R must be adopted no later than July 1, 2005. Early adoption is permitted.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets—An Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Non-monetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

The adoption of these pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 3.  INVENTORY

Inventory consisted of the following:

	For the Year ended June 30,
	2005	2004
Raw materials	$231,808	$86,014
Finished goods	74,471	291,060
Total inventory	$306,279	$377,074

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	For the Year ended June 30,
	2005	2004
Motor vehicles	$92,013	$76,569
Furniture and equipment	39,695	30,176
Leasehold improvements	-	9,411
Total	131,708	116,156
Less accumulated depreciation	(37,781)	(15,856)
Property, plant and equipment, net	$93,927	$100,300

AMERICAN GOLDEN CENTURY INVESTMENTS, INC

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTE 5.  DEPOSITS PAYABLE

The Company finances the ants by receiving deposits for the value of the ants and then buys the ants back one year later. Under the terms of the purchase buyback on the ants the Company pays back the old deposits with 20 to 26 percent interest one year later. The Company received deposits of $5,498,616 and $2,442,615 for the years ending June 30, 2005 and 2004, respectively.

	For the Year ended June 30,
	2005	2004
Beginning of year deposits	$2,878,470	$1,087,531
Additional deposits	5,498,616	2,442,615
Payment of deposits	(2,878,470)	(1,087,531)
Interest accrued on deposits	532,066	435,820
Total at year end	$6,030,682	$2,878,435

NOTE 6.  LOANS PAYABLE

On April 22, 2004 the future shareholders of Golden Century accumulated money for the purpose of purchasing shares of Golden Century stock after Golden Century became a public company.  Golden Century never accomplished its goal of becoming a public company.  Golden Century instead entered into a merger agreement with American Golden as described above.  The Company renegotiated with the shareholders that the money would be regarded as a loan until the company becomes publicly traded.  After the Company becomes publicly traded the money would be used to purchase shares of American Golden at the current market price. The loan is a non-interest bearing note with no due date and the individuals can withdraw the money at any time.  The Company has calculated an imputed interest on the loan from the date the agreement was signed (agreement April 22, 2004) through June 30, 2005. The interest expense was $140,205 and $82,471 for the years ended June 30, 2005 and 2004 respectively.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock – The Company’s outstanding shares of stock for the years ended June 30, 2005 and 2004 are 50,000,000 and 4,500,000, respectively.  The Company issued 45,500,000 shares of common stock during the year to the shareholders of Golden Century Investments for 100% of Golden Century Investments common stock in a share-for-share stock exchange.

AMERICAN GOLDEN CENTURY INVESTMENTS, INC

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTE 8. INCOME TAXES

The Company is not subject to any income taxes in the United States or Samoa. Enterprises with foreign investment and foreign enterprises doing business in the People’s Republic of China (PRC) are generally subject to federal (state) enterprise income tax at a rate of 30% and a local income tax at a rate of 3%. Income tax expense consists of:

	Federal	Local	Total
For the Year Ended June 30, 2005
Current tax expense	$(816,200)	$(81,620)	$(897,820)
Benefit of net operation loss	816,200	81,620	897,820

Income tax expense	$-	$-	$-

	Federal	Local	Total
For the Year Ended Jun 30, 2004
Current tax expense	$(639,661)	$(63,966)	$(703,627)
Benefit of net operation loss	639,661	63,966	703,627

Income tax expense	$-	$-	$-

Following is a reconciliation of income taxes calculated at the federal and local statutory rates (30% and 3%, respectively) to actual income tax expense:

	June 30,
	2005	2004
Income tax at statutory rate (30%)	$(816,200)	$(639,661)
Change in valuation allowance	884,000	684,437
Local taxes, net of federal benefit	(67,800)	(44,776)

Income tax expense	$-	$-

AMERICAN GOLDEN CENTURY INVESTMENTS, INC

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

The net deferred tax asset as of June 30, 2005 and 2004 consists of:

	June 30,
	2005	2004
Net operating loss carryforward	$(1,810,245)	$(936,911)
Valuation allowance	1,810,245	936,911

Net deferred tax asset	$-	$-

Deferred taxes in respect of temporary timing differences between carrying amounts of assets and liabilities for financial reporting and amounts used for tax reporting purposes are immaterial.

NOTE 9.  RELATED PARTY TRANSACTIONS

Significant related party transactions affecting the results of operations are as follows:

	As of June 30,
	2005	2004
Advances to related parties:
Yi Shen (Director and shareholder)	$280,651	$47,827
Hong Ma (Director and shareholder)	280,640	25,501

Payments from related parties:
Yi Shen (Director and shareholder)	(128,779)	-
Hong Ma (Director and shareholder)	(128,780)	-

Receivable from related parties	$303,732	$73,328

NOTE 10.  COMMITMENTS AND CONTINGENCIES

The Company receives loans from individuals to help finance the ants.  The Company receives a deposit for the value of the ants and then a year later they repay the deposit plus 20 to 26 percent interest.  The interest expense for financing the ants during the years ending June 30, 2005 and 2004 was $967,844 and $969,550, respectively.

The Company entered into an operating lease for office space with a third party for twelve months from November 9, 2005 to November 8, 2006. A deposit of $1,327 was required at signing and quarterly payments will be made of $3,982.  Rent expense for the years ended June 30, 2005 and 2004 were $22,201 and $8,538, respectively.

AMERICAN GOLDEN CENTURY INVESTMENTS, INC

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Economic environment—All of the Company’s operations are conducted in the PRC. The Company is subject to special considerations and significant risks not typically associated with companies operating in the United States of America. These risks include, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

In addition, all of the Company’s revenue is denominated in the PRC’s currency of Renminbi (“RMB”), which must be converted into other currencies before remittance out of the PRC. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government.

NOTE 11.  SUBSEQUENT EVENTS (UNAUDITED)

Subsequent to year end, the Company sold the ant operations and purchased Shen & Ma Partners Ltd. (Paper Company) and plans on changing the focus of it’s business to making and selling certain special paper.

The Paper Company had previously entered into a lease agreement for office and land space from a third party under an operating lease for the twelve month period from April 15, 2005 to April 14, 2006.  The lease required two semi-annual payments of $26,863, one within seven days of the initial date of the contract and another before October 15, 2005.  Both of these payments were made by the Paper Company on or before the required dates. As a result of the purchase of the Paper Company, this lease became an additional commitment to the Company at June 30, 2005 on a proforma basis.

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Certificate of Incorporation filed on April 20, 2005.
10.1*	Agreement and Plan of Reorganization, dated as of February 3, 2005, by and among American Golden Century, Golden Century and Golden Century shareholders.

* Previously filed