Form 10QSB
period 2005-09-30
AMERICAN GOLDEN CENTURY INVESTMENTS INC
filed 2006-05-18
CIK 1094656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

For the Quarterly Period Ended September 30, 2005
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

For the Transition Period from _________ to _________

Commission file number: 000-32281

American Golden Century
Investments, Inc.
(Exact name of registrant as specified on its charter)

Nevada	76-0616473
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

19th Floor, Tongmei Building, No. 76, the First Section of JIanshe beilu, ChengDu City, PRC
(Address of principle executive offices)

0086-028-83371069, 0086-028-83399631
(Registrant’s telephone number, including area code)
Copies to:

Charles Law
King and Wood LLP
650 Page Mill Road,
Palo Alto, CA  94304

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 50,000,000 shares of common stock issued and outstanding as of September 30, 2005.

Transitional Small Business disclosure format: Yes ☐ No ☒

American Golden Century
Investments, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statement

AMERICAN GOLDEN CENTURY INVESTMENTS, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page

FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets as of June 30 and September 30, 2005 (Unaudited)	F-2

Condensed Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2005 and 2004 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5

AMERICAN GOLDEN CENTURY INVESTMENTS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	September 30,	June 30,
	2005	2005
ASSETS
Current Assets
Cash	$144,403	$93,165
Accounts receivable	37,267	40,532
Inventory	330,557	306,279
Prepaid expenses	60,823	39,908
Other receivables, less allowance for doubtful accounts of $78,139 and $79,278, respectively	607,680	387,601
Due from a related company	14,180	13,517
Due from directors and stockholders	—	303,732
Total Current Assets	1,194,910	1,184,734

Non-Current Assets
Property and equipment, net	91,652	93,927
Other investment at cost	24,661	24,136
Total Non-Current Assets	116,313	118,063
Total Assets	$1,311,223	$1,302,797

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and deposits payable	$6,120,416	$6,047,836
Loans payable	632,035	618,580
Other payables and accrued liabilities	301,815	35,855
Value added tax payable	—	181
Other taxes payable	4,539	5,878
Due to directors and stockholders	66,685	—
Due to a related company	30,733	11,117
Total Current Liabilities	7,156,223	6,719,447

Shareholders’ Deficit
Common shares $0.001 par value: 150,000,000 shares authorized; 50,000,000 shares issued and outstanding	50,000	50,000
Additional paid-in capital	265,508	222,751
Deficit accumulated during the development stage	(6,055,419)	(5,689,098)
Accumulated other comprehensive loss	(105,089)	(303)
Total Shareholders’ Deficit	(5,845,000)	(5,416,650)
Total Liabilities and Shareholders’ Deficit	$1,311,223	$1,302,797

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDEN CENTURY INVESTMENTS, INC
(A DEVELEOPMENT STATE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2004
Revenues
Net sales	$606	$308
Breeding fees	—	19,812
Total Revenues	606	20,120

Cost of sales	144	1,299
Gross Profit (Loss)	462	18,821

Operating Expenses
Selling expenses	41,476	68,165
General and administrative expenses	135,893	91,746
Depreciation	4,295	5,709
Research and development	1,361	—
Total Operating Expenses	183,025	165,620
Loss From Operations	(182,563)	(146,799)

Non-Operating Income (Expenses)
Interest income	44	342
Interest expense	(42,757)	(35,047)
Other income	—	247
Other expenses	(762)	(117)
Financial expense	(140,283)	(72,771)
Total Non-Operating Income (Expenses)	(183,758)	(107,346)
Loss Before Income Taxes	(366,321)	(254,145)
Income tax expense	—	—
Net Loss	$(366,321)	$(254,145)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	50,000,000	50,000,000

The accompanying notes are an integral part of these financial statements.

AMERICAN GOLDEN CENTURY INVESTMENTS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2004
Cash Flows From Operating Activities
Net loss	$(366,321)	$(254,145)

Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation	4,295	5,709
Imputed interest on notes payable to shareholders	42,757	35,047
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	3,265	33,655
Inventories	(24,278)	(16,127)
Prepaid expenses	(20,915)	(12,280)
Other current assets	(220,079)	1,525
Increase (decrease) in:
Accounts payable and deposits payable	72,580	162,723
Other payables and accrued liabilities	266,001	825
Value added tax payable	(222)	(429)
Other taxes payable	(1,339)	(2,767)
Net cash provided by (used in) operating activities	(244,256)	(46,264)

Cash Flows From Investing Activities
Purchase of property and equipment	—	(2,109)
Net cash used in investing activities	—	(2,109)

Cash Flows From Financing Activities
Notes payable	13,455	—
Due to/from related company	18,953	—
Due to/from directors and shareholders	370,417	(9,328)
Net cash provided by (used in) financing activities	402,825	(9,328)
Effect of exchange rate changes on cash	(107,331)	(36)
Net Change in Cash	51,238	(57,737)

Cash at the Beginning of the Year	93,165	142,090

Cash at the End of the Year	$144,403	$84,353

Supplemental Cash Flow Information
Interest paid	$140,283	$72,771

The accompanying notes are an integral part of these financial statements.

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 30, 2005 included in the Company’s Annual Report on Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Inventory

Inventory consisted of the following:

	September 30, 2005	June 30, 2005
Raw materials	$254,427	$231,808
Finished good	76,130	74,471
Total inventory	$330,557	$306,279

3. Foreign Currency Translation

The main operations of the company are located in China. This makes the financial statements subject to a foreign currency translation adjustment as the Company’s operating currency (Chinese Renminbi) is converted to the United States dollar. This will cause the company to have a gain or loss from the conversion. This is represented on the balance sheet as accumulated other comprehensive income or loss.

4. Change in Equity

On April 22, 2004 the future shareholders of Golden Century accumulated money for the purpose of purchasing shares of Golden Century stock after Golden Century became a public company. Golden Century never accomplished its goal of becoming a public company. Golden Century instead entered into a merger agreement with American Golden. The Company renegotiated with the shareholders that the money would be regarded as a loan until the company becomes publicly traded. After the Company becomes publicly traded the money would be used to purchase shares of American Golden at the current market price. The loan is a non-interest bearing note with no due date and the individuals can withdraw the money at any time. The Company has calculated an imputed interest on the loan from the date the agreement was signed (agreement April 22, 2004) through September 30, 2005. The interest expense was $42,757 and $35,047 for the three months ended September 30, 2005 and 2004, respectively. Because the note in non-interest bearing, the Company has added it back into equity as a capital contribution by shareholders.

Item 2. Management’s Discussion and Analysis or Plan of Operation

This Form 10-QSB quarterly report of American Golden Century contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “plans”, “intends”, “anticipate”, “believe”, “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss its future expectations contain projections of its future results of operations or of its financial condition or state other “forward-looking” information. American Golden Century believes that it is important to communicate its future expectations to its investors. However, there may be events in the future that American Golden Century is not able to accurately predict or control. This Form 10-QSB provides examples of risks, uncertainties and events that may cause American Golden Century’s actual results to differ materially from the expectations that American Golden Century describes in its forward-looking statements. You should be aware that the occurrence of the events described as risk factors and elsewhere in this Form 10-QSB could have a material adverse effect on its business, operating results and financial condition.

BUSINESS DESCRIPTION
American Golden century, Inc. (“American Golden century ”, “We”, “Us”, “Our” or the “Company”) , formerly known as Portage Partners Ltd , was incorporated on August 18, 1999 under the provisions of the General Corporation Act of the State of Nevada.
On February 3, 2005, we entered into an Agreement and Plan of Reorganization (the “Agreement”) with Golden Century Investments, Inc. (“Golden Century”) and its original stockholders pursuant to which we acquired all of the issued and outstanding shares of Golden Century from said stockholders in exchange for 45,500,000 shares of restricted (as defined in Rule 144 of the Securities Act of 1933, as amended) common stock of American Golden Century. On November 8, 2004, Golden Century acquired all the equity interests of Sichuan Golden Ant Biotechnology Development Limited Company (“Golden Ant China”), a People’s Republic of China Company, in consideration of RMB 2,100,000 (approximately $253,424 ). Effective as of November 13, 2004, Golden Ant China became the of 100% interest subsidiary of golden century. As of February 3 ,2005 , with the completion of our reorganization with Golden Century and its original stockholders , Golden ant China become the company’s sole operating subsidiary. The company through its sole operating subsidiary of Golden Ant China is engaged in the research, development and production of food additives and supplements.

OVERVIEW
As of September 30, 2005 the company has a working capital deficit of $ 5,961,313. For three months ended September 30, 2005 the Company had a net loss of $366,321. These factors raise certain doubt about the Company’s ability to continue as a going concern. Management is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which will enable the Company to implement its business plan. Management believes that if these plans are successful that they will be able to continue as a going concern.

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

RESULTS OF OPERATIONS FOR THE THREE ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE ENDED SEPTEMBER 30, 2004

Item	2005	2004	comparisons
	Amount	Amount	Growth in amount	Increase/decrease in percentage (%)
	US$0	US$0	US$0
Revenues	606	20,120	(19,514)	(97%)
Costs of sales	144	1,299	(1,155)	(89%)
Gross Profit	462	18,821	(18,359)	(98%)
Gross Profit margin	76%	94%		(18%)
Selling expenses	41,476	68,165	(26,689)	(39%)
General &administrative	135,893	91,746	44,147	48%
R&D	1,361	—	1,361
D&A	4,295	5,709	(1,414)	(25%)
Interest expenses & financial expenses	(183,040)	(107,818)	(75,222)	70%
Loss before income tax	(366,321)	(254,145)	(112,176)	44%
Net Loss	(366,321)	(254,145)	(112,176)	44%

Net loss
For three months ended September 30, 2005, the company suffered a net loss of $ 366,321, representing an increase of 44% from a net loss of $ 254,145 as compared to the corresponding period of 2004. This increase in net loss is attributable primarily to the following factors: (1) a 97% decrease in revenues; (2) a 17% decrease in gross profit margin from 94% in the same period of 2004 to a 76% in 2005; and (3) a 48% increase in general and administrative expenses.

Revenues
For three months ended September 30, 2005, the company achieved net revenues of $606, representing a decrease of 97%, when compared to the corresponding period of 2004. The sharp decrease in revenues for the quarter ended September 30, 2005 resulted from the following factors: (1) a further decrease in production of ant products ;(2) a closing of two ant breeding bases due to our ant products can not generate expected profit because of the fierce competition of the industry; and (3) we, from the beginning of the last fiscal year, deliberately slowed down the ant related business and managed to expand into the business of a special high performance paper materials that are widely used in such exacting areas as aerospace, and defense.

Cost of Goods Sold.
For three months ended September 30, 2005, our total costs of sales were $ 144, as compared to $1,299 for the same period of 2004, which represented a decrease of 89% when compared to the corresponding period for three months ended September 30, 2004. The decrease in cost of good sold was primarily attributable to closing of ant breeding bases and reduction in the production of ant products.

Gross profit
Gross profit decreased $18,359 to $462 for the three months ended September 30, 2005, or negative 98%, compared to $18,821 for the same period in 2004. The gross profit margins for the three months ended September30, 2005 was 76%, compared to 94% for the same period in 2004. The sharp decrease in gross profit was mainly due to sharp decrease of revenues and the slight decrease in gross margin was primarily attributable to increased cost of goods sold including costs of raw materials, as well as an increase in the costs of labor and shipping our products.

Selling,General and Administrative Expenses.
The Company incurred selling, general and administrative expenses for three months ended September 30, 2005, were $177,369, an increase of $ 17,458 or 11% from $ 159,911 for three months ended September 30, 2004. The increase in selling, general and administrative expense reflected the steps the Company had taken to support in cleaning up inventory, and was mainly attributable to:

●	An increase in head count, resulting in an increase in related salary, welfare and insurance costs. In addition, the Company increased salaries of existing employees to meet market salary rates; and
●	An increase in low cost supplies expense relating to additional office space required by the additional employees.

Interest Expense and financial expense.
Interest expense and financial expense for three months ended September 30, 2005, was $183,040, an increase of $75,222 or 70%, as compared to only $107,818 for three months ended September 30, 2004. This increase was due primarily to our increased interest paid on loans payable, accounts payable and deposits payable. We financed the ants by receiving deposits for the value of the ants and then buys the ants back one year later. Under the terms of the purchase buyback on the ants the Company pays back the old deposits with 20 to 26 percent interest one year later. For three months ended September 30, we received additional account payable and deposits payable of $1,311,000 as compared to $5,498,616 for the years ending June 30, 2005.

Liquidity and Capital Resources
Since inception of our business in 2002, we have relied on the deposits for the value of the ants and Loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations.

As of September 30, 2005, we had $ 144,403 cash on hand, compared to $93,165 cash on hand as of June 30, 2005. Also, as of September 30, 2005, accounts payable and deposit payable was $6,120,416, loans payable was $632,035, and other payables and accrued liabilities was $ 301,815. The Company’s accounts receivable for three months ended September 30, 2005, was $ 37,267. Our current liabilities exceed our current assets and we continue to suffer losses. In the fiscal year of 2005, we suffered an insufficiency of working capital due to our severely declined sales volume that was resulted from closing of the production of ant products and ant breeding for planned principle operations transition.

Based on past performance and current expectations, we don’t believe our cash and cash equivalents and cash generated from operations will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations. In the remaining period of 2006, we may raise additional capital through the issuance of debt or equity securities to fund the development of our planned business operations, although there can be no assurances that we will be successful in this regard. There can be no assurances that we will be able to obtain sufficient funds to allow us to continue operations and to acquire new business as scheduled.

Item 3 - Control and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1 Legal Proceedings

As of the date of this report, we are not involved in any legal proceedings.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults upon Senior Securities

Not Applicable.

Item 4 - Submission of Matters to A Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports On Form 8-K

(a) Exhibits

31.1 – Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

31.2 – Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

32.1 – Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Golden Century Investments, Inc.

Dated: May 12, 2006	By: /s/ Yi Shen,
President, Chief Financial Officer and Director

Dated: May 12, 2006	By: /s/ Hong Ma
Chief Executive Officer and Director